Form 10-Q
period 2009-03-31
Asia Document Transition, Inc.
filed 2009-05-13
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2009

Commission File Number: 333-153888

ASIA DOCUMENT TRANSITION, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	20-4889194
_______________________	____________________________________
(State of organization)	(I.R.S. Employer Identification No.)

  15D, Eton Building
288 Des Voeux Road
Central, Hong Kong
________________________________________
(Address of principal executive offices)

011/852-2545-9133
_______________________________________________
Registrant’s telephone number, including area code

______________________________________________
Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of May 1, 2009.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of March 31, 2009	As of June 30, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,590	$1,519
Account receivables	-	1,602
Prepaid expenses	1,975	1,975

Total Current Assets	3,565	5,096

PROPERTY AND EQUIPMENT, net	4,286	5,342

OTHER ASSETS
Deposits	6,092	6,092

TOTAL ASSETS	13,943	16,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Other payable	-	256
Related party notes payables	103,213	85,366

Total Current Liabilities	103,213	85,622

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	103,213	85,622

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital (deficit)	(21,000)	(21,000)
Deficit accumulated during the development stage	(93,270)	(73,092)

Total Stockholders' Equity (Deficit)	(89,270)	(69,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)	$13,943	$16,530

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

					From Inception April 13, 3006 to
	Three months ended March 31,		Nine months ended March 31,		March 31, 2009
	2009	2008	2008	2007	(Cumulative)

SALES	$2,628	$5,705	$6,731	$17,179	$48,055

COST OF SALES	—	—	—	—	500
Gross Profit:	$2,628	$5,705	$6,731	$17,179	$47,555

EXPENSES
Depreciation expenses	$332	$186	$1,056	$2,032	$9,334
Impairment loss on current asset	—	—	—	—	—
Selling, general and administrative expenses	9,596	6,931	25,853	29,652	123,851
Total Expenses	9,928	7,117	26,909	31,684	133,185

LOSS FROM OPERATIONS	(7,300)	(1,412)	(20,178)	(14,505)	(85,630)

OTHER INCOME (EXPENSES)
Interest expense	—	—	—	—	—
Loss on disposal of property and equipment	—	—	—	(7,640)	(7,640)
Provision for income taxes	—	—	—	—	—

Net Loss	$(7,300)	$(1,412)	$(20,178)	$(22,145)	(93,270)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the nine-month period ended		April 13, 2006 (inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(20,178)	$(22,146)	$(93,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock issued for services	-	-	4,000
Decrease (increase) in account receivables	1,602	-	-
Loss on disposal of property and equipment	-	7,640	7,640
Depreciation Expense	1,056	2,032	9,334
Increase in Pre-payment and deposit	-	(8,980)	(14,516)
Increase in other payables	(256)	1,795	-
Net Cash provided by (used in) Operating Activities	$(17,776)	$(19,659)	$(86,812)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(67)	(48,144)
Disposal of property and equipment	-	33,333	33,333

Net Cash provided by (used in) Investing activities	$-	$32,266	$(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	17,847	(17,295)	103,213
Net Cash provided by (used in) Financing Activities	$17,847	$(17,295)	$103,213

NET INCREASE (DECREASE) IN CASH	71	(3,688)	1,590

Cash beginning of period	1,519	5,349	-
Cash end of period	$1,590	$1,661	$1,590

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Document Transition, Inc. (the “Company”) was incorporated in the State of Nevada on April 13, 2006. The Company is in the business of (a) providing services consisting of converting documents from word processing format to HTML in order that they may be filed with the U.S.  Securities and Exchange Commission ("SEC") electronically  through EDGAR, the SEC's Electronic Data Gathering,  Analysis, and Retrieval system and (b) providing of mailing address, phone and fax service, internet access temporary meeting space (“Virtual Office Services”) to small and single operator businesses within  Hong Kong . The Company has been in the development stage since formation on April 13, 2006 and has only generated minimal revenue to date.

On April 26, 2006, the Company acquired all of the issued and outstanding shares of Vast Opportunity Limited, (VOL) a Hong Kong incorporated limited company, through the issuance of 24,500,000 common shares to the shareholders of VOL. VOL has been since its inception, a corporation with minimal operations. As of the date of the acquisition, V OL had assets of $374 and total liabilities of $1,302.  The acquisition resulted in the shareholders of VOL becoming the controlling shareholders of the Company, accordingly the transaction was recorded as a recapitalization of VOL.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 fiscal year-end. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VOL.  All material intercompany balances have been eliminated.

B. Revenue Recognition

Revenues from document formatting and virtual office services are recognized at the time the services have been provided to the customer.

C.   Basic Earnings (Loss) Per Share

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.   Cash and Cash Equivalents

For purpose of reporting the statement of flows, cash and cash equivalents include highly liquid investments with investments with maturities of three months or less at the time of purchase.

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:
Fixed assets at June 30, 2008 are comprised as follows:

Office and computer equipment	$2,610
Furniture and Fixtures	1,394
Leasehold improvement	2,710
Accumulated Depreciation	(1,372)
Net Property and Equipment	$5,342

Depreciation of $332 had been accounted for during the quarter ended March 31, 2009.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending March 31, 2009.

G. Related Party Notes Payable

Notes Payable consists of $103,213 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

I.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to(a) provide services consisting of converting documents from word processing format to HTML in order that they may be filed with the SEC  electronically  through EDGAR, the SEC's Electronic Data Gathering,  Analysis, and Retrieval system and (b) providing of mailing address, phone and fax service, internet access temporary meeting space (“Virtual Office Services”) to small and single operator businesses within  Hong Kong .

J.   Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	June 30,
	2008	.
Income tax expense at statutory rate	$(11,133)
Valuation allowance	11,133

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	June 30,
	2008	.
NOL Carryover	$23,490
Valuation allowance	(23,490)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $93,270 as of March 31, 2009 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

K. Equity-based compensation.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 3.   COMMON STOCK TRANSACTIONS

On April 13, 2006 the Company issued 125,000 shares of common stock in exchange for services valued at $1,000.

On April 17, 2006 the Company issued 375,000 shares of common stock to an outside consultant for services valued at $3,000.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5.   TRANSACTIONS WITH RELATED PARTY

On April 26, 2006, Bernard Chan, the Company’s sole Officer and Director, received 18,850,000 common shares of the Company in connection with the Company’s acquisition of Vast Opportunity, Ltd.

As of June 30, 2008, the Company is indebted to Bernard Chan in the amount of $85,366 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of the above recent pronouncements will have a material effect on the Company's financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts (“EITF D-Topics”).

d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The accounting and disclosure requirements of SFAS 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$99,648 as of March 31, 2009 and a net loss of $32,745 and $32,348 for the year ended June 30, 2008 and 2007 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8.  COMMITMENTS

The Company leases its facilities under an operating lease commencing April 16, 2008 and expiring April 15, 2010.

Pursuant to the lease, the Company is obligated to pay monthly rent of approximately $1,722 as well as a management fee of $253.

The following is a summary of future minimum lease payments under operating leases as of June 30, 2008. Rental expense was $28,053 for the year ended June 30, 2008.

Twelve months ending June 30,

$
2009	23,700
2010	18,763

42,463

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month periods ended March 31, 2009 and March 31, 2008, as well as the 9-month periods ended March 31, 2009 and March 31, 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended		9-month Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

(In US$ except per share data)

Net Sales	$2,628	$5,705	$6,731	$17,179

Operating expenses
Depreciation expenses	(332)	(186)	(1,056)	(2,032)
Selling, general and administrative expenses	(9,596)	(6,931)	(25,853)	(29,652)
Total Operating expenses	(9,928)	(7,117)	(26,909)	(31,684)

Loss from operations	(7,300)	(1,412)	(20,178)	(14,505)

Non-operating income (expense)
Interest income	—	—	—	—
Loss on disposal of property and equipment	—	—	—	(7,640)

Profit/(loss) before income tax and minority interests	(7,300)	(1,412)	(20,178)	(22,145)
Provision for income taxes	—	—	—	—
Minority interests	—	—	—	—
Net income/(loss)	(7,300)	(1,412)	(20,178)	(22,145)

Earnings (loss) per share
Basic	(0.00)		(0.00)

3-MONTHS ENDED MARCH 31, 2009 COMPARED TO 3-MONTHS ENDED MARCH 31, 2008.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses.  However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended March 31, 2009, Asia Document Transition, Inc. generated revenue in the amount of $2,628, as compared to $5,705 for the same corresponding period in year 2007, a decrease of $3,077 or 53.9%.  The decrease was primarily the result of fewer clients during the reporting quarter ended March 31, 2009, as compared to the same corresponding period in year 2008.  During the quarter ended March 31, 2009, we provided our virtual office services for an average of about 4 clients with an average monthly fee earned per client in the amount of approximately US$300, versus an average of 4 clients with an average monthly fee earned per client of approximately US$440 with for the same corresponding period in year 2008.  In addition, the existing clients are being charged comparatively less than those in year 2008 because of the current economic downturn.

DEPRECIATION EXPENSES

Depreciation expenses for the 3-month period ended March 31, 2009 amounted to $332, as compared to $186 for the same corresponding period in year 2008, an increase of $146 or 78.5%.  This increase was the result of additional depreciation recorded for the Company’s leasehold improvement which was carried out in May 2008.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended March 31, 2009, selling, general and administrative expenses were $9,596, compared to $6,931 for the same corresponding period in year 2008, an increase of $2,665 or 38.5%.  This increase was primarily the result of additional professional fees paid to various parties in relation to the Company’s preparation and filing of the registration statement.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended March 31, 2009, compared to none for the same corresponding period in year 2008.

NET LOSS

Net loss was $7,300 for the reporting 3-month period ended March 31, 2009, as compared to $1,412 for the same corresponding period in year 2008, an increase of $5,888 or 417.0%.  The increase was mainly the result of a combination of the decrease in net sales in the amount of $3,077 and increase of operating expenses in the amount of $2,665 mentioned above.

9-MONTHS ENDED MARCH 31, 2009 COMPARED TO 9-MONTHS ENDED MARCH 31, 2008.

OPERATING REVENUE

For the 9-month period ended March 31, 2009, Asia Document Transition, Inc. generated revenue in the amount of $6,731, as compared to $17,179 for the same corresponding period in year 2008, a decrease of $10,448 or 60.8%.  The decrease was primarily the result of fewer clients during the nine-month period ended March 31, 2009, as compared to the same corresponding period in year 2008.  During the 9-month period ended March 31, 2009, we provided our virtual office services for an average of about 2.5 clients with an average monthly fee earned per client in the amount of approximately US$300, versus an average of 4 clients with an average monthly fee earned per client of approximately US$450 for the same corresponding period in year 2008.  In addition, the existing clients are being charged comparatively less than those in year 2008 because of the current economic downturn.

DEPRECIATION EXPENSES

Depreciation expenses for the 9-month period ended March 31, 2009 amounted to $1,056, as compared to $2,032 for the same corresponding period in year 2008, a decrease of $976 or 48.0%.  The decrease was primarily the result of the discontinuation of depreciation charge in the amount of approximately $1,380 of the Company’s vehicle that was disposed in September 2007, offsetting by the increase in depreciation charge on leasehold improvement for the reporting period in the amount of approximately $400.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 9-month period ended March 31, 2009, selling, general and administrative expenses were $25,853, compared to $29,652 for the same corresponding period in year 2008, a decrease of $3,799 or 12.8%.  This decrease was primarily a combination of the decrease in auto expenses in the amount of approximately $2,200 and the refund of rental deposit in the amount of approximately $4,300, offsetting by the increase in additional professional fees in the amount of approximately $3,000 paid to various parties in relation to the Company’s preparation and filing of the registration statement.

INTEREST INCOME

Interest income was none for the reporting 9-month period ended March 31, 2009, compared to none for the same corresponding period in year 2008.

NET LOSS

Net loss was approximately $20,178 for the reporting 9-month period ended March 31, 2009, as compared to $22,145 for the same corresponding period in year 2008, a decrease of $1,967 or 8.9%.  The decrease in net loss was primarily due to the additional loss from the disposal of the Company’s vehicle in 2007 versus none in year 2008 for the reporting 9-month period ended March 31, 2009.  In addition, the decrease in net sales, the decrease in auto related expenses, and the refund of rental deposit, offsetting by additional professional fees paid of the operating expenses mentioned above contributed to the remaining difference in the net loss, as we compared the two 9-month periods ended March 31, 2009 and March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, cash and cash equivalents totaled $1,590; and the net cash increase during the 9-month period ended March 31, 2009 was $71.  This net cash increase position was the result of net cash provided by financing activities in the amount of $17,847, offsetting by net cash used in operating activities in the amount of $17,776.  The cash increase in financing activities was the result of additional loans from related party.  The net cash used by operating activities was mainly the result of increase overheads expenses to maintain Company office and spaces to provide services for clients as well as additional professional fees in relation to our preparation and filings of a registration statement.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have immediate plans to have a public offering of our common stock.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Valuation of long-lived assets

We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Goodwill on consolidation

Our long-lived assets include goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(7,300) for the three months ended March 31, 2009, and a working capital deficiency of $89,270 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

•
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.              RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or the Company’s Registration Statement on Form S-1, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.         OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ASIA DOCUMENT TRANSITION, INC.

Date: May13, 2009	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.