Form 10-K
period 2009-06-30
Asia Document Transition, Inc.
filed 2009-10-13
CIK 1384451

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2009

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  333-153888

ASIA DOCUMENT TRANSITION, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-4889194
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

15D, Eton Building 288 Des Voeux Road Central Hong Kong	n/a
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: 011/852-2545-9133

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES   ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES   ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $8,205.00

As of September 1, 2009, the aggregate market value of voting Common Stock held by non-affiliates cannot be calculated as there exists no market for the quotation of the registrant’s securities.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock as of September 1, 2009.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Asia Document Transition, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.     BUSINESS.

Background

Asia Document Transition, Inc. (“ADT”) was incorporated in the State of Nevada on April 13, 2006 as a wholly owned subsidiary of Cell Source Research Inc., a Nevada corporation. ADT has generated limited revenue and is still a development stage corporation. ADT’s plan of operations is to provide (a) document formatting (“Edgarizing”), and electronic filing services to companies and individuals that desire to submit filings, such as annual and quarterly reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the United States Securities and Exchange Commission (“SEC”), via EDGAR, the SEC's electronic data gathering analysis and retrieval system and (b) provide virtual office services consisting of providing phone numbers, fax numbers and mail delivery addresses to local and foreign companies desirous of establishing a presence in Hong Kong (“Virtual Office”). We commenced both our Edgarizing and Virtual Office operations in April 2006. However, we temporarily ceased the operations of our Edgarizing business at the beginning of year 2008, and we have not resumed the operations of this Edgarizing business as of this date.  On April 13, 2006, the Company issued 125,000 shares of its common stock to Cell Source Research, Inc. in exchange for services valued at $1,000.00. Cell Source Research, Inc. recently distributed its shares of the Company’s stock in a dividend to its shareholders.  On April 17, 2006, the Company issued 375,000 shares of its common stock to V3 Consulting, Inc., an outside consultant, for services valued at $3,000.00. On April 26, 2006, ADT acquired all the issued and outstanding shares of Vast Opportunity Limited, a Hong Kong Incorporated Limited Company through the issuance a total of 24,500,000 shares of the Common Shares to 6 shareholders.

Our Business Generally

VIRTUAL OFFICE SERVICES:

We currently provide virtual office services intended to allow local and foreign companies to establish a presence in Hong Kong at minimum cost. Many companies require a presence in Hong Kong to facilitate the business they conduct in the Greater China area. The use of a “virtual office” is a very cost-effective alternative to the establishment of specifically dedicated offices in Hong Kong, where office space is at a premium and lease rates are quite high on a worldwide standard. In addition, by using a virtual office, the client is not making a long-term financial commitment to its presence in the market.  Each client is assigned a dedicated phone number, a fax number and mail address. The phone number can be forwarded to a number assigned by the client, or be answered by a well-trained individual who takes care of the communication for the client. We also provide Internet access (we have wireless broadband internet access in our office which can be accessed by clients utilizing wireless capable laptops which they provide) and a temporary meeting room, consisting of 10 square meters of space, for our clients. Advanced booking is required for use of the meeting room and /or Internet access for which the client will incur an additional charge on an as-needed basis. These services started generating revenue in 2006 and a monthly fixed fee is charged for each account based on the level of services chosen by each individual client. These services are provided on a month-to-month basis with fees paid in advance of the month in which these services are to be provided.

Our virtual office service packages are broken up into three categories for client’s to choose from:

A) Basic Package: Mailing address only

B) Dual Package: Phone and fax numbers only

C) Premium Package: Mailing address, phone and fax numbers

Prices of these packages are on a case-by-case basis and vary according to negotiation, term, volume and usage. The following reflects our current pricing for virtual office services:

A) Basic Package: Mailing address only, $100 to $250

B) Dual Package: Phone and fax numbers only, $150 to $350

C) Premium Package: A + B above, $300 to $550

Other packages including internet access are also available a negotiated fee basis.

Since inception, we have been charged between $250 and $550 per month per client on a case-by-case basis for an all-in-one package which include the provisions of desk space, internet access, cleaning, phone and fax numbers.

EDGARIZING:

We commenced both our Edgarizing and Virtual Office operations in April 2006. However, we temporarily ceased the operations of our Edgarizing business at the beginning of year 2008, and we have not resumed the operations of this Edgarizing business as of this date.

Employees

As of June 30, 2009, the Company had one part-time employee.

ITEM 1A.  RISK FACTORS

Risk Factors

There are several material risks associated with the Company.  You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to the Company.  If any of the following risks are realized, our business, operating results and financial condition could be harmed.  This means investors could lose all or a part of their investment.

Risks Related to Our Financials

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated October 13, 2009, our independent auditors stated that our financial statements for the period ended June 30, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed on April 13, 2006 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our services. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We were formed on April 13, 2006 and are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

·	• competition;

·	• ability to anticipate and adapt to a competitive market;

·	• ability to effectively manage expanding operations;

·	• amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

·	• dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We have no profitable operating history and May Never Achieve Profitability

The Company commenced operations in 2006 and to date has operated on a relatively small scale. Through June 30, 2009, the Company has an accumulated deficit of $127,487 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

Risks Related to Our Business

Dependence on the Founder, without whose services Company business operations could cease.

At this time, the sole officer and director of the Company is Bernard Chan, who is wholly responsible for the development and execution of our business. Mr. Chan is under no contractual obligation to remain employed by us, although he has no present intent to leave. If Mr. Chan should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our sole officer and director devotes limited time to the Company’s business and is engaged in other business activities

At this time, the sole officer and director of the Company, Bernard Chan, does not devote his full-time attention to the Company’s business. Currently, while the Company is in the development stage, Mr. Chan devotes approximately ten hours per week to the Company’s business, which he believes is sufficient to operate the business as it is presently constituted. Based upon the growth of the business, Mr. Chan would intend to employ additional consultant, part-time and full-time support for the business once the Company becomes a “reporting company” and such is warranted by the business of the Company. At the present time, Mr. Chan believes that he has sufficient resources at hand to manage the Company’s financial and other reporting requirements. The limited time devoted to the Company’s business could adversely affect the Company’s business operations and prospects for the future. Without full-time devoted management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company’s board of directors or management.

Our principal shareholder, Bernard Chan, owns 18,850,000 shares of our common stock, representing approximately 75.4% of the voting control of the Company. In addition, Mr. Chan is the sole officer and director of the Company. Mr. Chan therefore has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Mr. Chan is in a position to elect all of our directors and to dictate all of our policies.

Lack of employment agreements with key management risking potential of the loss of the Company’s top management

We do not currently have an employment agreement with Mr. Chan or key man insurance on Mr. Chan’s life. Our future success will depend in significant part on our ability to retain and hire key management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to July 1, 2009. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our inability to successfully achieve a critical mass of sales could adversely affect our financial condition

No assurance can be given that we will be able to successfully achieve a critical mass of sales in order to cover our operating expenses and achieve sustainable profitability. Without such critical mass of sales, the Company could be forced to cease operations.

Many companies with greater resources and operating experience offer services similar to the services we sell. These companies could successfully compete with us and negatively affect our opportunity to achieve profitability

We operate in a competitive industry with many established and well-recognized competitors. In particular, Vintage Filings and certain similar enterprises maintain a dominant position in our principal business sectors. Such entities may have significantly more extensive customer relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger customer bases than we do and potentially may react strongly to our marketing efforts. In addition, many competitors exist who, because of their substantial resources, customer relationships and customer base, could temporarily drop prices to be more competitive with our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations. If we are not successful in competing with our competitors, the Company’s revenue stream could suffer and we could be forced to cease operations.

Our sales and marketing efforts have yielded limited revenues and there can be no assurance that our future sales and marketing efforts will lead to increased sales of our services.

Our sales and marketing efforts have yielded limited revenues to date and we believe we will have to significantly expand our sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of our services. There can be no assurance that we will be able to expand our sales and marketing efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our services. If we are unable to expand our sales and marketing efforts, the Company could be in a position where it never reaches a critical mass of business and profitability.

There could be changes in the manner documents are processed for filing and filed with the U.S. Securities and Exchange Commission, which could render our document conversion systems obsolete.

Assuming that we resume document formatting and electronic filing services, changes in the manner documents are filed with the U.S. Securities and Exchange Commission could render our document formatting services obsolete and we may not be able to adapt to any new formats or procedures. If we are unable to provide state-of-the-art service offerings, the Company could be placed in an uncompetitive posture and face suspension of operations.

The average selling prices of our services and our gross margins resulting from the sale of our services may decline as a result of competitive pressures, industry trends and other factors.

The document formatting business is subject to intense competitive pressures where customers often view the services provided as an undifferentiated commodity. Average service selling prices vary due to a number of factors, particularly competitive and macroeconomic pressures. Our competitors have and will likely continue to lower sales prices from time to time in order to gain greater market share. We may have to reduce the sales prices of our services in response to such intense pricing competition, which could cause our gross margins to decline and may adversely affect our business, operating results or financial condition. If we cannot maintain adequate profit margins on the sales of our services, the Company could deplete its working capital and be forced to cease operations.

Our success is substantially dependent on general economic conditions and business trends, particularly in the document formatting business, a downturn of which could adversely affect our operations

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for document formatting services could cause a reduction in our sales and the Company could face a situation where it never achieves a critical mass of sales and thereby be forced to cease operations. Our business could also be significantly affected by business conditions in China. Since October 2008, the world economy has experienced deteriorating economic conditions which have not only reduced the number of new securities offering but have also caused companies to reassess the costs of maintaining a virtual presence in Hong Kong. We expect these conditions, if they persist, could have a profound and long-lasting negative impact on our business and limit the number of our prospective customers.

Our failure to manage growth effectively could impair our success

In order for us to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the changing demands that a potential expansion in operations might impose. If we were to experience rapid growth, we might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that we seek to maintain. Our future will depend, in part, on our ability to integrate new individuals and capabilities into our operations, should such operations expand in the future, and there can be no assurance that we will be able to achieve such integration. We will also need to continually evaluate the adequacy of our management information systems, including our web site. Failure to upgrade our information systems or unexpected difficulties encountered with these systems during an expansion in our operations (should such an expansion occur) could adversely affect our business, financial condition and results of operations.

Changes in generally accepted accounting principles could have an adverse effect on our business financial condition, cash flows, revenue and results of operations

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Some of our competitors are more established and better capitalized than we are and we may be unable to establish market share.

Some of our competitors are well-known, more established and better capitalized than we are. As such, they may have at their disposal greater marketing strength and economies of scale. They may also have more resources to expend on sales and marketing in competition with us. Accordingly, we may not be successful in competing with them for market share.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with minimal employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We incur costs associated with SEC reporting compliance.

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which, as of June 30, 2009, 25,000,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We do not have a dedicated Chief Financial Officer. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We have inadequate insurance coverage

We do not have any insurance coverage of any description at this time and therefore have the risk of loss or damages to our business and assets. We cannot assure you that we would not face liability upon the occurrence of any event which could result in any loss or damages being assessed against the Company. Moreover, any insurance we may ultimately acquire may not be adequate to cover any loss or liability we may incur.

Risks Related to an Investment in Our Common Stock

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading.

Prior to the date of this prospectus, there has not been any established trading market for our common stock and there is currently no market for our securities. We will seek to have a market maker file an application with the NASD on our behalf to list the shares of our common stock on the NASD OTC Bulletin Board (“OTCBB”) or similar quotation service when we have a sufficient number of shareholders, if ever. There can be no assurance as to whether such market makers application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common stock, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Due to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.

Our common stock is subject to the Penny Stock Regulations

Our common stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We have our corporate headquarters at 15D, Eton Building, 288 Des Voeux Road, Central Hong Kong, in the commercial center of Hong Kong. We lease these facilities, which are approximately 100 square meters, under an operating lease commencing April 16, 2008 and expiring April 15, 2010. Pursuant to the lease, we are obligated to pay monthly rent of approximately $1,722 as well as a management fee of approximately $253.

ITEM 3.    LEGAL PROCEEDINGS

As of June 30, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 2009, and no meeting of shareholders was held.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

There is no public market for our common stock and no public market may ever develop. While we will seek to obtain a market maker after the effective date of this prospectus to apply for the inclusion of our common stock in the OTCBB, we may not be successful in our efforts and owners of our common stock may not have a market in which to sell the same. Even if the common stock were quoted in a market, there may never be substantial activity in such market, if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

As of October 1, 2009, we have issued an aggregate of 25,000,000 shares of our common stock to approximately 300 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  125,000 shares of the Company’s common stock were registered under a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on March 26, 2009.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of June 30, 2009, 18,850,000 of our 25,000,000 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended

	6/30/09	6/30/08
Revenues	$8,205	$24,338
Net Income (Loss)	$(32,520)	$(32,745)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	25,000,000	25,000,000
Stockholders’ Equity (Deficit)	$(102,487)	$(69,967)
Total Assets	$13,694	$16,530
Total Liabilities	$116,180	$86,497

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

We were incorporated in the State of Nevada on April 13, 2006 as a wholly owned subsidiary of Cell Source Research Inc., a Nevada corporation. The Company has generated limited revenue and is still a development stage corporation. The Company’s plan of operations is to provide (a) document formatting (“Edgarizing”), and electronic filing services to companies and individuals that desire to submit filings, such as annual and quarterly reports, prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the United States Securities and Exchange Commission (“SEC”), via EDGAR, the SEC's electronic data gathering analysis and retrieval system and (b) provide virtual office services consisting of providing phone numbers, fax numbers and mail delivery addresses to local and foreign companies desirous of establishing a presence in Hong Kong (“Virtual Office”). We commenced both our Edgarizing and Virtual Office operations in April 2006. However, we temporarily ceased the operations of our Edgarizing business at the beginning of year 2008, and we have not resumed the operations of this Edgarizing business as of this date.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended June 30, 2009 and June 30, 2008. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	Year Ended	Year Ended
	Jun 30,	Jun 30,
	2009	2008

(In US$ thousands except per share data)
Net Sales	$8,205	$24,338

Operating expenses
Depreciation expenses	(1,388)	(2,320)
Selling, general and administrative expenses	(39,337)	(47,124)
Total Operating expenses	(40,725)	(49,444)

Loss from operations	(32,520)	(25,106)

Non-operating income (expense)
Interest income	-	1
Loss on disposal of property and equipment	-	(7,640)

Profit/(loss) before income tax	(32,520)	(32,745)
Provision for income taxes	—	—
Net income/(loss)	(32,520)	(32,745)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses. However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the year ended June 30, 2009, Asia Document Transition, Inc. generated revenue in the amount of $8,205, compared to $24,338 for the same corresponding period in year 2008, a decrease of $16,133 or 66%. The increase was primarily the result of decreased service revenue from new and existing clients during the twelve-month period ended June 2009. We had an average total of 3 clients in fiscal year 2009 (versus 6 clients in fiscal year 2008) whom we charged between $250 and $550 per month per client on a case-by-case basis for both fiscal years 2009 and 2008. As a result thereof, the change in revenues from 2008 to 2009 was almost entirely due to changes in the volume of services rather than changes in pricing.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $1,388, compared to $2,320 for the same corresponding period in year 2008, a decrease of $932 or 40%. This decrease was the result of less depreciation recorded from the Company’s property and equipment. These expenses were related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the twelve-month period ended June 30, 2009, selling, general and administrative expenses were $39,337, compared to $47,124 for the same corresponding period in year 2008, a decrease of $7,787 or 16%. This decrease was primarily the result of certain non-recurring expenses which were incurred in 2008.

LOSS ON DISPOSAL

For the period ended June 30, 2008, the loss in the amount of $7,640 was the result of the disposal the Company’s vehicle at a loss.

INTEREST INCOME

Interest income was very minimal for the reporting period ended June 30, 2008, compared to none for the same corresponding period in year 2009. This income was the interest earned on cash in bank deposit.

NET LOSS

Net loss was approximately $32,520 for the reporting period ended June 30, 2009, compared to $32,745 for the same corresponding period in year 2008, a decrease of $225 or 1%. The loss was the result of the overhead expenses exceeding our revenue generated to maintain a physical office as well as to provide sufficient space for clients.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash and cash equivalents totaled $1,673. This cash position was the result of net cash provided by financing activities in the amount of $29,683, offsetting by net cash used in operating activities in the amount of $29,530. The cash increase in financing activities was the result of additional loans from related party. The net cash used by operating activities was mainly the result of increase overheads expenses to maintain Company office and spaces to provide services for clients as well as additional professional fees in relation to our preparation and filings of a registration statement.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Connection with Becoming a Public Company

As a public company, we incur significant additional operating expenses and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred or were incurred at a lower level by us as a private company and are not included in our prior results of operations. We began to incur certain of these expenses during fiscal 2009, and we expect that these expenses will continue to increase. Specifically, we will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at $25,000 per year.

Lease Obligation

We have our corporate headquarters at 15D, Eton Building, 288 Des Voeux Road, Central Hong Kong, in the commercial center of Hong Kong. We lease these facilities, which are approximately 100 square meters, under an operating lease commencing April 16, 2008 and expiring April 15, 2010.

Pursuant to the lease, we are obligated to pay monthly rent of approximately $1,722 as well as a management fee of approximately $253.

Minimum lease commitments per calendar year at June 30, 2009 are summarized as follows:

Year Ending June 30,	Amount
2010	18,763
2011	—
2012	—
2013	—
Thereafter	—
$18,763

Rent expense charged to operations under this operating lease aggregated $23,000 for the year ended June 30, 2009.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended June 30, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The Company has suffered net losses and as of June 30, 2009, its total liabilities exceeded its total assets by $102,487. We had an accumulated deficit of $127,487 incurred through such date and recorded a loss of $32,520 for the fiscal year ended June 30, 2009. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will be able to continue operations. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations. Based upon our operating budgets, we believe that these additional infusions of cash will enable us to fund our operations through December 31, 2009. We will need to raise additional investment capital to fund our operations beyond that date and until we can operate on a cash flow positive basis. There is no guarantee that we will be able to obtain such additional funding or that any funding will be offered on terms and conditions which are acceptable to us.

Off-Balance Sheet Arrangements

As of the end of fiscal 2009, we had no off-balance sheet arrangements, other than operating leases reported above under “Lease Obligation”.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks primarily through cash which we have on deposit from time to time. We currently do not hedge against interest rate risk.

Our business and operating results are not affected in any material way by inflation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended June 30, 2009 and 2008 and the reports thereon of Paritz & Co.  The financial statements for the fiscal year ended June 30, 2008 were originally audited by Moore & Associates and have been re-audited by Paritz & Co.

ASIA DOCUMENT TRANSITION, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheet at June 30, 2009	F-2

Statement of Operations for the
years ended June 30, 2009 and June 30, 2008	F-3

Statement of Stockholders' Deficiency for the years
ended June 30, 2009 and 2008	F-4

Statement of Cash Flows for the years ended
June 30, 2009 and 2008	F-5

Notes to Financial Statements for period ended
June 30, 2009	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Asia Document Transition, Inc.:

We have audited the accompanying balance sheet of Asia Document Transition, Inc. as of June 30, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Document Transition, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at June 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
October 13, 2009

ASIA DOCUMENT TRANSITION, INC.
Consolidated Balance Sheets
(A Development Stage Company)

	June 30, 2009	June 30, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,673	$1,519
Account receivables	—	1,602
Prepaid expenses	1,975	1,975

Total Current Assets	3,648	5,096

PROPERTY AND EQUIPMENT, net	3,954	5,342

OTHER ASSETS
Deposits	6,092	6,092

TOTAL ASSETS	$13,694	$16,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$—	$—
Other payable	256	256
Related party notes payables	115,924	86,241

Total Current Liabilities	116,180	86,497

NON-CURRENT LIABILITIES	—	—

TOTAL LIABILITIES	116,180	86,497

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital (deficit)	—	—
Deficit accumulated during the development stage	(127,487)	(94,967)

Total Stockholders' Equity (Deficit)	(102,487)	(69,967)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)	$13,694	$16,530

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
Consolidated Statements of Operations
(A Development Stage Company)

	For the year ended June 30, 2009	For the year ended June 30, 2008	From Inception April 13, 2006 to June 30, 2009 (Cumulative)

SALES	$8,205	$24,338	$49,529

COST OF SALES	—	—	$500
Gross Profit:	$8,205	$24,338	$49,029

EXPENSES
Depreciation Expenses	$1,388	$2,320	$9,666
Selling, General and Administrative Expenses	39,337	47,124	$134,211
Total Expenses	40,725	49,444	143,877

LOSS FROM OPERATIONS	(32,520)	(25,106)	(94,848)

OTHER INCOME (EXPENSES)
Interest income	—	1	$1
Loss on disposal of property and equipment	—	(7,640)	$(7,640)
Write-off of goodwill	—	—	$(25,000)
Provision for Income Taxes	—	—	—
Net Loss	(32,520)	(32,745)	(127,487)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
Consolidated Statements of Stockholders' Equities (Deficit)
(A Development Stage Company)

	Common Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)

Balance, April 13, 2006 (inception)	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share on April 13, 2006	125,000	125	875	(1,000)	-

Common stock issued for services at $0.001 per share on April 17, 2006	375,000	375	2,625	(3,000)	-

Common stock issued for acquisition of Vast Opportunity, Ltd. On April 26, 2006	24,500,000	24,500	-	(24,500)	-

Eliminate negative paid in capital	-	-	(3.500)	3,500	-

Net loss from inception through June 30, 2006	-	-	-	(4,874)	(4,874)

Balance, June 30, 2006	25,000,000	25,000	-	(29,874)	(4,874)

Net loss for the year ended June 30, 2007	-	-	-	(32,348)	(32,348)

Balance, June 30, 2007	25,000,000	25,000	-	(62,222)	(37,222)

Net loss for the year ended June 30, 2008	-	-	-	(32,745)	(32,745)

Balance, June 30, 2008	25,000,000	25,000	-	(94,967)	(69,967)

Net loss for the year ended June 30, 2009	-	-	-	(32,520)	(32,520)

Balance, June 30, 2009	25,000,000	25,000	-	(127,487)	(102,487)

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	For the year ended June 30, 2009	For the year ended June 30, 2008	April 13, 2006 (inception) to June 30, 2009

OPERATING ACTIVITIES
Net Loss	$(32,520)	$(32,745)	$(127,487)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	—	—	—
Loss on disposal of property and equipment	—	7,640	7,640
Depreciation	1,388	2,320	9,667
Write-off of goodwill in connection with reverse merger		—	25,000
Change in operating assets and liabilities
Account receivables	1,602	(1,602)	—
Prepaid expenses and deposits	—	1,873	(14,516)
Other payables	—	256	256
Net Cash Used in Operating Activities	$(29,530)	$(22,258)	$(99,440)

INVESTING ACTIVITIES

Purchase of property and equipment	—	(3,060)	(48,144)
Disposal of property and equipment	—	33,333	33,333

Net Cash provided by (used in) Investing activities	$—	$30,273	$(14,811)

FINANCING ACTIVITIES
Loans from (repayment to) related parties	29,683	(11,845)	115,924
Net Cash provided by (used in) Financing Activities	$29,683	$(11,845)	$115,924

NET INCREASE (DECREASE) IN CASH	154	(3,830)	1,673

CASH AT BEGINNING OF PERIOD	1,519	5,349	-

CASH AT END OF PERIOD	$1,673	$1,519	$1,673

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest expense	$-	$-	$-
Income Taxes	-	-	-
Non Cash Financing Activities:
Common stock issued for subsidiary	-	-	-

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

E.    Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at June 30, 2009 are comprised as follows:

Office and computer equipment	$1,818
Furniture and Fixtures	904
Leasehold improvement	2,620
Depreciation	(1,388)

Net Property and Equipment	$3,954

Depreciation of $1,388 had been accounted for during the year ended June 30, 2009.

F.    Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or Gains and Losses resulting from foreign currency translations to report for the period commencing with inception and ending June 30, 2009.

G.   Related Party Notes Payable

Notes Payable consists of $115,049 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

June 30,
2009
Income tax expense at statutory rate	$(11,057)
Valuation allowance	11,057

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
J.    Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

June 30,
2009
NOL Carryover	$35,547
Valuation allowance	(35,547)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $101,612 as of June 30, 2009 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

K.   Equity-based compensation.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

L.   Restatement of Financial Statements (in Part)

The Company discovered an erroneous entry being made in year 2006, which required a reclassification of this entry.  The effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2007 and 2008, as well as the effects of these changes on the Company’s consolidated statements of income and consolidated statements of cash flows for fiscal years 2008 and 2007.  The cumulative effect of the restatement relating to fiscal years 2008 and 2007 is the increase of additional paid-in capital from negative $21,000 to zero; write-off of goodwill in the amount of $25,000; and a decrease in selling, general and administrative expenses of $3,125.  As a result, deficit accumulated fiscal years ended June 30, 2007 and 2008 increased by $21,875.

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

As of June 30, 2009, the Company is indebted to Bernard Chan in the amount of $115,049 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans bear no interest and are due and payable by the Company upon demand.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect that the application of this standard will have any significant effect on the Company's financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

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

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$111,658 as of June 30, 2009 and a net loss of $32,520 and $32,745 for the year ended June 30, 2009 and 2008 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The following is a summary of future minimum lease payments under operating leases as of June 30, 2009. Rental expense was $23,000 for the year ended June 30, 2009.

Twelve months ending June 30,

$

2010		18,763

18,763

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2009, the Board of Directors of the Company was advised in writing that its independent principal accountant and auditor, Moore & Associates, Chartered (“Moore”) had terminated its relationship with the Company effective that date.  Moore has served the Company since 2006. Under Item 304 of Regulation S-K, the reason for the auditor change is resignation.  On September 15, 2009, the Company received a letter from the United States Securities and Exchange Commission (“SEC”) advising the Company that on August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  As a result of the revocation of Moore’s registration, the Company may not include audit reports or consents in its filings with the SEC after August 27, 2009 and any periods originally audited by Moore which are presented in such filings will need to be re-audited by the Company’s new independent principal accountant.

On July 30, 2009, the Company decided to engage Paritz & Co., Hackensack, NJ as independent principal accountant and auditor to report on the Company’s financial statements for the fiscal year ended June 30, 2009, including performing the required quarterly reviews.

During the two most recent fiscal years and the interim period through the date of the resignation, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Moore’s satisfaction, would have caused Moore to make reference to the subject matter of the disagreements in connection with its reports.

During the two most recent fiscal years through the date of resignation, the reports of Moore did not contain any adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles other than the following:

1)              The Report of Independent Registered Public Accounting Firm issued by Moore with respect to the Company’s audited financial statements for the year ended June 30, 2006 contained the following statement:

” The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company’s limited operations and incurred losses as of June 30, 2006 raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.“

2)              The Report of Independent Registered Public Accounting Firm issued by Moore with respect to the Company’s audited financial statements for the year ended June 30, 2007 contained the following statement:

 “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has generated no revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

3)              The Report of Independent Registered Public Accounting Firm issued by Moore with respect to the Company’s audited financial statements for the year ended June 30, 2008 contained the following statement:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $32,745 for June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the two most recent fiscal years and any subsequent interim period through the date of change in accountants, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

The Company requested that Moore furnish it with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not Moore agreed with the above statements.  A copy of Moore’s original letter to the SEC dated August 3, 2009 was filed as Exhibit 16.1 to the Company’s Form 8-K report filed with the SEC on August 3, 2009.  The Company is unable to obtain an amended letter from Moore explaining the revocation of its PCAOB registration.

During the two most recent fiscal years and the subsequent interim period through the date of the resignation of Moore, the Company did not consult with Paritz & Co. regarding any matters described in Item 304(a)(2)(i)or(ii) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

ASIA DOCUMENT TRANSITION, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co., an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of June 30, 2009 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Bernard K. Chan
Bernard K. Chan
Chief Executive Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Directors and Executive Officers	Position/Title	Age
Bernard Chan	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole Director	44

Bernard Chan, (44).  Mr. Chan has served as our CEO, CFO, President, Secretary, Principal Financial Officer, Treasurer and Director since May 10, 2006.  From July 1, 2006 to the December 31, 2006, Mr. Chan has served as Chief Financial officer of Asia Payment Systems, Inc., a publicly traded Asia focus corporation, which provides processing services for payment cards and loyalty cards.  From April 2003 to February 2006, Mr. Chan served as Chief Financial Officer of China World Trade Corp, a publicly traded China based corporation, which provides travel related services and value added business services as well as operating business centers and clubs throughout the major cities of China.  From April 2004 to the Present, Mr. Chan is a Registered Investment Advisor, registered with the Securities and Futures Commission of Hong Kong, under the laws of Hong Kong Special Administrative Region. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, from the University of Hawaii.

Mr. Chan currently devotes approximately 20 hours per week to the business of Asia Document Transition, Inc.

Family Relationships

There are no family relationships among our directors or officers.

Board of Directors; Election of Officers

All directors hold their office until the next annual meeting of shareholders or until their successors are duly elected and qualified.  Any vacancy occurring in the board of directors  may be  filled  by the  shareholders,  the  board  of directors,  or if the directors  remaining in the office  constitute less than a quorum of the board of directors,  they may fill the vacancy by the  affirmative vote of a majority of the directors  remaining in office.  A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase  in the number of  directors shall expire at the next  shareholders'  meeting in which directors are elected, unless the vacancy is filled by the shareholders,  in which case the terms shall expiree  on the later of (i) the next  meeting of the  shareholders  or (ii) the term  designated  for the director at the time of creation of the position being filled.

Board of Directors and Corporate Governance

Our board of directors consists of one member, and the board held no formal meetings in fiscal year 2009.

Director Independence

Our stock is not quoted on any stock exchange or on the NASDAQ market system. As such, we are not subject to any director independence requirements.  We have no independent directors at this time.

Board Committees

In light of our small size and our early development stage,  and the fact that we have only one director, our board has not yet  designated a  nominating  committee,  an audit  committee,  a  compensation committee,  or committees  performing  similar  functions.  The board intends to designate one or more such committees when practicable.

Our board of directors intends to appoint such persons and form such committees as are required to meet  the  corporate  governance  requirements  imposed  by Sarbanes-Oxley and any applicable national securities exchanges.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert" within the meaning of Item  401(h) of Regulation  S-K, as  promulgated by the SEC.  Additionally, our board of  directors is  expected  to  appoint an audit committee, nominating committee and compensation committee and to adopt charters relative to each such  committee.  Until further determination by the board of directors, the full board of directors will  undertake the duties of the audit committee,  compensation committee and nominating committee. We do not currently have an "audit committee financial expert"  since we currently do not have an audit committee in place.

Code of Ethics

The Company has not adopted a Code of Ethics for its principal executive and financial officers.  Due to the Company’s limited operations the Company's Board of Directors does not believe a code of ethics is necessary at this time. The Company’s Board of Directors will revisit  this issue in the future to  determine  if  adoption of a code of ethics is  appropriate.  In the meantime, the Company's  management  intends to promote honest and ethical  conduct,  full and fair  disclosures in its reports with the SEC, and compliance with the applicable governmental laws and regulations.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernard
Chan
CEO,	2006	0	0	0	0	0	0	0	0
President,	2007	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
And Director

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended June 30, 2009.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of September 1, 2009 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Bernard Chan 15D, Eton Building 288 Des Voeux Road Central Hong Kong	18,850,000	75.40%

(1)
In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on September 1, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 1, 2009 (25,000,000 shares of common stock), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
In addition, in determining the percent of common stock owned by a person or entity on September 1, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on September 1, 2009, (25,000,000 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

On April 26, 2006, Bernard Chan, the Company’s sole Officer and Director, received 18,850,000 common shares of the Company in connection with the Company’s acquisition of Vast Opportunity, Ltd.

As of June 30, 2009, the Company is indebted to Bernard Chan in the amount of  $115,049 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, Vast Opportunity Limited. These loans bear no interest and are due and payable by the Company upon demand.

Director Independence

The Board of Directors is currently composed of only 1 member, Mr. Chan. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2009 and June 30, 2008 and review our interim financial statements for the first, second and third quarters of 2010 will be approximately $10,000. The aggregate fees billed by our prior auditors, Moore & Associates, for professional services rendered for the audit of our annual financial statements for fiscal year ended June 30, 2008 were $6,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended June 30, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended June 30, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.
Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of June 30, 2009 and 2008

•	Statements of Operations for the years ended June 30, 2009 and 2008

•	Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and 2008

•	Statements of Cash Flows for the years ended June 30, 2009 and 2008

•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.                                        Identification of Exhibit

23.1.                           Consent of Paritz & Co. regarding audited financial statements for the periods ending June 30, 2009 and June 30, 2008

31.1.                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Document Transition, Inc.
(Registrant)

By
/s/ Bernard Chan

Bernard Chan
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date
October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Bernard Chan

Bernard Chan
Director

Date
October 13, 2009