Form 10-Q
period 2009-09-30
Asia Document Transition, Inc.
filed 2009-11-12
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2009

Commission File Number: 333-153888

ASIA DOCUMENT TRANSITION, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4889194
(State of organization)	(I.R.S. Employer Identification No.)

  15D, Eton Building
288 Des Voeux Road
Central, Hong Kong

 (Address of principal executive offices)

011/852-2545-9133

Registrant’s telephone number, including area code

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

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of October 30, 2009.

TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of September 30, 2009	As of June 30, 2009
	(Unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,908	$1,672
Prepaid expenses	1,975	1,975

Total Current Assets	3,883	3,647

PROPERTY AND EQUIPMENT, net	3,622	3,954

OTHER ASSETS
Deposits	6,092	6,092

TOTAL ASSETS	13,597	13,693

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Other payable	256	256
Related party notes payables	121,277	115,924

Total Current Liabilities	121,533	116,180

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	121,533	116,180

STOCKHOLDERS' DEFIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Deficit accumulated during the development stage	(132,936)	(127,487)

Total Stockholders' Deficiency	(107,936)	(102,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$13,597	$13,693

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	For the 3- month period ended September 30,2009	For the 3-month period ended September 30,2008	From Inception April 13, 2006 to September 30, 2009 (Cumulative)

SALES	$2.372	$1,731	$51,901

COST OF SALES	-	-	500
Gross Profit:	$2,372	$1.731	$51,401

EXPENSES
Depreciation expenses	$333	$288	$9,998
Selling, general and administrative expenses	7,488	6,658	141,699

Total Expenses	7,821	6,946	151,697

LOSS FROM OPERATIONS	(5,449)	(5,215)	(100,296)

OTHER INCOME (EXPENSES)

Interest expense	-	-	1
Loss on disposal of property and equipment	-	-	(7,640)

Write-off of goodwill	-	-	(25,000)

Provision for income taxes	-	-	-

Net Loss	(5,449)	(5,215)	(132,935)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the 3- month period ended September 30,2009	For the 3- month period ended September 30,2008	April 13, 2006 (inception) to September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(5,449)	$(5,215)	$(132,936)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease (increase) in accounts receivable	-	961
Depreciation Expense	333	287	10,000
Write-off of goodwill	-	-	25,000
Increase in Pre-payment and deposit	-	-	(6,092)
Increase in other payables	-	-	256
Net Cash provided by (used in) Operating Activities	$(5,116)	$(3,966)	$(103,772)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	32,547

Net Cash provided by (used in) Investing activities	$-	$-	$(15,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	5,352	$5,085	121,277
Net Cash provided by (used in) Financing Activities	$5,352	$5,085	$121,277

NET INCREASE (DECREASE) IN CASH	236	1,119	1,908

Cash beginning of period	1,672	1,519	-

Cash end of period	$1,908	$2,638	$1,908

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

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at September 30, 2009 are comprised as follows:

Office and computer equipment	$1,818
Furniture and Fixtures	904
Leasehold improvement	2,620
Accumulated Depreciation	(1,720)
Net Property and Equipment	$3,622

Depreciation of $332 had been accounted for during the quarter ended September 30, 2009.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending September 30, 2009.

G. Related Party Notes Payable

Notes Payable consists of $121,277 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

J.   Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance on deferred income taxes  which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

September 30,
2009
Income tax expense at statutory rate	$(11,057)
Valuation allowance	11,057

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

September 30,
2009
NOL Carryover	$35,547
Valuation allowance	(35,547)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $132,936 as of September 30, 2009 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

K. Equity-based compensation.

The Company accounts for its equity-based compensation using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date’s estimated fair value.

NOTE 3.   COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended September 30, 2009.

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

As of September 30, 2009, the Company is indebted to Bernard Chan in the amount of $121,277 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

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

In June  2009, the FASB issued the Codification and the Hierarchy of Generally Accepted Accounting Prinicples (“GAAP”) (“Codification”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Codification was effective for the Company in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$117,649 as of September 30, 2009 and a net loss of $5,449 and $5,215 for the quarters ended September 30, 2009 and 2008 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The following is a summary of future minimum lease payments under operating leases as of September 30, 2009. Rental expense was $23,000 for the period ended September 30, 2009.

Twelve months ending June 30,

2010	$18,763

18,763

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month ended September 30, 2009 and September 30, 2008.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended	3-month Ended
	September 30,	September 30,
	2009	2008

(In US$ thousands except per share data)

Net Sales	$2,372	$1,731

Operating expenses
Depreciation expenses	(332)	(288)
Selling, general and administrative expenses	(7,488)	(6,658)
Total Operating expenses	(7,820)	(6,946)

Loss from operations	(5,449)	(5,215)

Non-operating income (expense)
Interest income	—	—
Loss on disposal of property and equipment	—	—

Profit/(loss) before income tax and minority interests	(5,449)	(5,215)

Provision for income taxes	—	—
Minority interests	—	—
Net income/(loss)	(5,449)	(5,215)

Earnings (loss) per share
Basic	(0.00)	(0.00)

3-MONTH ENDED SEPTEMBER 30, 2009 COMPARED TO 3-MONTH ENDED SEPTEMBER 30, 2008.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses.  However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended September 30, 2009, Asia Document Transition, Inc. generated revenue in the amount of $2,372, as compared to $1,731 for the same corresponding period in year 2008, an increase of $641 or 37.0%.  The increase was primarily the result of more number of clients during the reporting quarter ended September 30, 2009, as compared to the same corresponding period in year 2008.  During the quarter ended September 30, 2009, we provided our virtual office services for an average of 3 clients, versus 2 clients for the same corresponding period in year 2008.  The existing clients are being charged comparatively the same as of those in year 2008.

DEPRECIATION EXPENSE

Depreciation expenses for the 3-month period ended September 30, 2009 amounted to $332, as compared to $288 for the same corresponding period in year 2008, an increase of $44 or 15.3%.  This increase was the result of less depreciation recorded from the leasehold improvement during the ended September 30, 2008, as compared to the quarter ended September 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended September 30, 2009, selling, general and administrative expenses were $7,488, compared to $6,658 for the same corresponding period in year 2008, an increase of $830 or 12.5%.  This increase was primarily a combination of the refund of rental deposit in the amount of approximately $4,330, reducing by the belated audit fee in the amounted $3,500.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended September 30, 2009, compared to none for the same corresponding period in year 2008.

NET LOSS

Net loss was approximately $5,449 for the reporting 3-month period ended September 30, 2009, as compared to $5,215 for the same corresponding period in year 2009, an increase of $234 or 4.5%.  The increase was primary the result of a combination of the increase of selling, general and administration expenses in the amount of $830, offsetting by the increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, cash and cash equivalents totaled $1,910.  This cash position was the result of a result of net cash provided by financing activities in the amount of $5,353, offsetting by net cash used in operating activities in the amount of $5,116.  The cash increase in financing activities was the result of additional loans from a related party.  The net cash used by operating activities was mainly the result of increase overheads expenses to maintain Company office and spaces to provide services for clients.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(5,449) for the three months ended September 30, 2009, and a working capital deficiency of $107,936 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4.  INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

ASIA DOCUMENT TRANSITION, INC.

Date: November 11, 2009	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.