Form 10-Q
period 2009-12-31
Asia Document Transition, Inc.
filed 2010-02-12
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2009

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

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of February 1, 2010.

TABLE OF CONTENTS

PART I             FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of December 31, 2009	As of June 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,580	$1,673
Prepaid expenses	-	1,975

Total Current Assets	2,580	3,648

PROPERTY AND EQUIPMENT, net	3,289	3,954

OTHER ASSETS
Deposits	6,092	6,092

TOTAL ASSETS	11,961	13,694

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Other payable	256	256
Related party notes payables	136,067	115,924

Total Current Liabilities	136,323	116,181

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	136,323	116,181

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Deficit accumulated during the development stage	(149,362)	(127,487)

Total Stockholders' Equity (Deficit)	(124,362)	(102,487)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)	$11,961	$13,694

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

					From Inception April 13, 3006 to
	Three months ended December 31,		Six months ended December 31,		December 31, 2009
	2009	2008	2009	2008	(Cumulative)

SALES	$2,372	$2,372	$4,744	$4,103	$54,273

COST OF SALES	—	—	—	—	500
Gross Profit:	$2,372	$2,372	$4,744	$4,103	$53,773

EXPENSES
Depreciation expenses	$332	$436	$665	$724	$10,330
Selling, general and administrative expenses	18,466	9,599	25,954	16,257	160,165
Total Expenses	18,798	10,035	26,619	16,981	170,495

LOSS FROM OPERATIONS	(16,427)	(7,663)	(21,875)	(12,878)	(116,723)

OTHER INCOME (EXPENSES)
Interest expense	—	—	—	—	1
Loss on disposal of property and equipment	—	—	—	—	(7,640)
Write-off of goodwill	—	—	—	—	(25,000)
Provision for income taxes	—	—	—	—	—

Net Loss	$(16,427)	$(7,663)	$(21,875)	$(12,878)	(149,362)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the six-month period ended		April 13, 2006 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(21,875)	$(12,878)	$(149,362)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease (increase) in account receivables	-	1,602	-
Loss on disposal of property and equipment	-	-	7,640
Depreciation Expense	665	724	10,332
	-	-	25,000
Increase in Pre-payment and deposit	1,975	-	(12,541)
Increase in other payables	-	(256)	256
Net Cash provided by (used in) Operating Activities	$(19,235)	$(10,808)	$(118,675)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	33,333

Net Cash provided by (used in) Investing activities	$-	$-	$(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	20,142	11,563	136,066
Net Cash provided by (used in) Financing Activities	$20,142	$11,563	$136,066

NET INCREASE (DECREASE) IN CASH	907	755	2,580

Cash beginning of period	1,673	1,519	-
Cash end of period	$2,580	$2,274	$2,580

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

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:
Fixed assets at December 31, 2009 are comprised as follows:

Office and computer equipment	$1,818
Furniture and Fixtures	904
Leasehold improvement	2,620

Accumulated Depreciation	(2,053)

Net Property and Equipment	$3,289

Depreciation of $332 had been accounted for during the quarter ended December 31, 2009.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending December 31, 2009.

G. Related Party Notes Payable

Notes Payable consists of $136,067 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

I.   Development Stage

The Company continues to devote substantially all of its efforts in the development of its plan to(a) provide services consisting of converting documents from word processing format to HTML in order that they may be filed with the SEC  electronically  through EDGAR, the SEC's Electronic Data Gathering,  Analysis, and Retrieval system and (b) providing of mailing address, phone and fax service, internet access temporary meeting space (“Virtual Office Services”) to small and single operator businesses within Hong Kong.

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

December 31,
2009 .
Income tax expense at statutory rate	$(11,057)
Valuation allowance	11,057

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

December 31,
2009 .
NOL Carryover	$35,547
Valuation allowance	(35,547)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $149,362 as of December 31, 2009 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

K. Equity-based compensation.

The Company accounts for its equity-based compensation using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date’s estimated fair value.

NOTE 3.   COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended December 31, 2009.

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

As of December 31, 2009, the Company is indebted to Bernard Chan in the amount of $136,067 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the fiscal year ending September 30, 2009. This will not have an impact on the results of the Company.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has a negative net working capital of US$133,743 as of December 31, 2009 and a net loss of $16,427 and $7,663 for the quarters ended December 31, 2009 and 2008 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The following is a summary of future minimum lease payments under operating leases as of December 31, 2009. Rental expense was $23,000 for the period ended December 31, 2009.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month periods ended December 31, 2009 and December 31, 2008, as well as the 6-month periods ended December 31, 2009 and December 31, 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended		6-month Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

(In US$ except per share data)

Net Sales	$2,372	$2,372	$4,744	$4,103

Operating expenses
Depreciation expenses	(332)	(436)	(665)	(724)
Selling, general and administrative expenses	(18,466)	(9,599)	(25,954)	(16,257)
Total Operating expenses	(18,798)	(10,035)	(26,619)	(16,980)

Loss from operations	(16,427)	(7,663)	(21,875)	(12,878)

Non-operating income (expense)
Interest income	—	—	—	—
Loss on disposal of property and equipment	—	—	—	—

Profit/(loss) before income tax and minority interests	(16,427)	(7,663)	(21,875)	(12,878)
Provision for income taxes	—	—	—	—
Minority interests	—	—	—	—
Net income/(loss)	(16,427)	(7,663)	(21,875)	(12,878)

Earnings (loss) per share
Basic	(0.00)	(0.00)	(0.00)	(0.00)

3 MONTHS ENDED DECEMBER 31, 2009 COMPARED TO 3 MONTHS ENDED DECEMBER 31, 2008.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses. However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended December 31, 2008, Asia Document Transition, Inc. generated revenue in the amount of $2,372, as compared to $2,372 for the same corresponding period in year 2007, the revenue remained unchanged.  During the quarter ended December 31, 2009, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260, which remained the same for the corresponding period in year 2008.  In addition, the existing clients are being charged in a similar manner because of the current economic downturn.

DEPRECIATION EXPENSES

Depreciation expenses for the 3-month period ended December 31, 2009 amounted to $332, as compared to $436 for the same corresponding period in year 2008, a decrease of $104 or 23.9%.  This decrease was the result of discontinuation of one amortized item during the reporting quarter.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended December 31, 2009, selling, general and administrative expenses were $18,466, compared to $9,599 for the same corresponding period in year 2008, an increase of $8,867 or 92.4%.  This increase was primarily the result of yearend additional professional fees paid which were accounted for previous year in relation to the Company’s preparation and filing of the yearend report, Form 10-K.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended December 31, 2009, compared to none for the same corresponding period in year 2008.

NET LOSS

Net loss was $16,427 for the reporting 3-month period ended December 31, 2009, as compared to $7,663 for the same corresponding period in year 2008, an increase of $8,764 or 114.4%.  The increase was primarily the result of the increase of SG&A expenses mentioned above.

6 MONTHS ENDED DECEMBER 31, 2009 COMPARED TO 6 MONTHS ENDED DECEMBER 31, 2008.

OPERATING REVENUE

For the 6-month period ended December 31, 2009, Asia Document Transition, Inc. generated revenue in the amount of $4,744, as compared to $4,103 for the same corresponding period in year 2008, an increase of $641 or 15.6%.  The increase was primarily the result of an average 3 client per month during the six-month period ended December 31, 2009, as compared to an average of approximate 2.5 clients per month the same corresponding period in year 2008.  During the 6-month period ended December 31, 2009, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260, versus an average of approximate 2.5 clients for the same corresponding period in year 2007.  In addition, the existing clients are being charged the same because of the current economic downturn.

DEPRECIATION EXPENSES

Depreciation expenses for the 6-month period ended December 31, 2009 amounted to $665, as compared to $724 for the same corresponding period in year 2008, a decrease of $59 or 8.1%.  The decrease was primarily the result of discontinuation of one amortized item during the reporting period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 6-month period ended December 31, 2009, selling, general and administrative expenses were $25,954, compared to $16,257 for the same corresponding period in year 2008, an increase of $9,697 or 59.6%.  This increase was primarily the result of yearend additional professional fees paid which were accounted for previous year in relation to the Company’s preparation and filing of the yearend report, Form 10-K.

INTEREST INCOME

Interest income was none for the reporting 6-month period ended December 31, 2009, compared to none for the same corresponding period in year 2008.

NET LOSS

Net loss was approximately $21,875 for the reporting 6-month period ended December 31, 2009, as compared to $12,878 for the same corresponding period in year 2008, an increase of $8,997 or 69.9%.  The increase in net loss was primarily due to the additional SG&A expenses for professional services incurred during previous year, but paid during the report period mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, cash and cash equivalents totaled $2,580.  This cash position was the result of a result of net cash provided by financing activities in the amount of $20,142, offsetting by net cash used in operating activities in the amount of $19,235.  The cash increase in financing activities was the result of additional loans from related party.  The net cash used by operating activities was mainly the result of additional professional fees in relation to our preparation and filings of previous yearend report.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $16,427 for the three months ended December 31, 2009, and a working capital deficiency of $133,487 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA DOCUMENT TRANSITION, INC.

Date: February 11, 2010	By:	/s/ Bernard Chan

Bernard Chan
Director, CEO, President, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.