Form 10-Q
period 2010-03-31
Asia Document Transition, Inc.
filed 2010-04-30
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2010

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

Securities registered under Section 12(b) of the Exchange Act:

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of April 30, 2010.

TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,552	$1,673
Prepaid expenses	-	1,975

Total Current Assets	2,552	3,648

PROPERTY AND EQUIPMENT, net	2,957	3,954

OTHER ASSETS
Deposits	6,092	6,092

TOTAL ASSETS	11,601	13,694

LIABILITIES AND STOCKHOLDERS' DEFECIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Other payable	-	256
Related party notes payables	140,696	115,924

Total Current Liabilities	140,696	116,181

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	140,696	116,181

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Deficit accumulated during the development stage	(154,095)	(127,487)

Total Stockholders' (Deficit)	(129,095)	(102,487)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)	$11,601	$13,694

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

					From Inception April 13, 3006 to
	Three months ended March 31,		Nine months ended March 31,		March 31, 2010
	2010	2009	2010	2009	(Cumulative)

SALES	$2,372	$2,628	$7,116	$6,731	$56,645

COST OF SALES	—	—	—	—	500
Gross Profit:	$2,372	$2,628	$7,116	$6,731	$56,145

EXPENSES
Depreciation expenses	$332	$332	$997	$1,056	$10,663
Selling, general and administrative expenses	6,772	9,596	23,726	25,853	166,938
Total Expenses	7,104	9,928	33,723	26,909	177,601

LOSS FROM OPERATIONS	(4,732)	(7,300)	(26,607)	(20,178)	(121,456)

OTHER INCOME (EXPENSES)
Interest expense	—	—	—	—	1
Loss on disposal of property and equipment	—	—	—	—	(7,640)
Write-off of goodwill	—	—	—	—	(25,000)
Provision for income taxes	—	—	—	—	—

Net Loss	$(4,732)	$(7,300)	$(26,607)	$(20,178)	(154,095)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the nine-month period ended		April 13, 2006 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(26,608)	$(20,178)	$(154,095)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease (increase) in account receivables	-	1,602	-
Loss on disposal of property and equipment	-	-	7,640
Depreciation Expense	997	1,056	10,664
	-	-	25,000
Increase in Pre-payment and deposit	1,975	-	(12,541)
Increase in other payables	(256)	(256)	-
Net Cash provided by (used in) Operating Activities	$(23,892)	$(17,776)	$(123,332)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	33,333

Net Cash used in Investing activities	$-	$-	$(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	24,771	17,847	140,695
Net Cash provided by Financing Activities	$24,771	$17,847	$140,695

NET INCREASE IN CASH	879	71	2,552

Cash beginning of period	1,673	1,519	-
Cash end of period	$2,552	$1,590	$2,552

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

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at March 31, 2010 are comprised as follows:

Office and computer equipment	$1,818
Furniture and Fixtures	904
Leasehold improvement	2,620
Accumulated Depreciation	(2,385)
Net Property and Equipment	$2,957

Depreciation of $332 had been accounted for during the quarter ended March 31, 2010.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending March 31, 2010.

G. Related Party Notes Payable

Notes Payable consists of $140,696 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

March 31,
2010
Income tax expense at statutory rate	$ (1,609)
Valuation allowance	1,609

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	March 31,
	2010
NOL Carryover	$	52,392
Valuation allowance	(52,392)

Net deferred tax asset	$-0-	-0-

The Company has a net operating loss carryover of $154,095 as of March 31, 2010 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

K. Equity-based compensation.

The Company accounts for its equity-based compensation using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date’s estimated fair value.

NOTE 3.   COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended March 31, 2010.

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

As of March 31, 2010, the Company is indebted to Bernard Chan in the amount of $140,696 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification™ (the Codification).  The Codification now is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP), in the United States.  The Codification became effective for interim and annual periods ending after September 15, 2009.  All other accounting literature not included in the Codification will be non-authoritative, except for additional authoritative rules and interpretive releases issued by the United States Securities Exchange Commission (SEC).  The Codification is not intended to change GAAP; instead, it reorganizes the thousands of US GAAP pronouncements into approximately 90 Accounting Topics.  Adoption of the Codification did not have an impact on our financial statements.

In May 2009, new guidance was issued for accounting for subsequent events.  The new guidance, which is now part of Accounting Standards Codification (ASC) Topic 855, Subsequent Events, is consistent with existing auditing standards in its definition of subsequent events, but requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  There are two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the balance sheet date, and are recognized in the financial statements, and (2) events that provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements are issued or are available to be issued, and are not recognized at the balance sheet date.  The adoption of the new guidance had no impact on our consolidated financial statements.  We evaluated all events or transactions that occurred after December 31, 1009 up through March 31, 2010, the date these financial statements were issued and filed with the SEC.

  In December 2007, new guidance was issued for accounting for collaborative arrangements.  The new guidance, which is now part of ASC Topic 808, Collaborative Arrangements, is effective for fiscal years beginning after December 15, 2008.  The scope of the new guidance is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity.  The new guidance requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement.  The adoption of the new guidance on January 1, 2009 did not have a material impact on our financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

In December 2007, new guidance was issued for accounting for business combinations.  The new guidance, which is now part of ASC topic 805, Business Combinations, is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in the business combination.  ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009, which had no immediate impact on our financial statements; however, it may have an impact on the accounting for any potential future business combinations.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has a negative net working capital of US$138,144 as of March 31, 2010 and a net loss of $4,732 and $7,300 for the quarters ended March 31, 2010 and 2009 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The following is a summary of future minimum lease payments under operating leases as of March 31, 2010. Rental expense was $23,000 for the period ended March 31, 2010.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month periods ended March 31, 2010 and March 31, 2009, as well as the 9-month periods March 31, 2010 and March 31, 2009.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended		9-month Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

(In US$ except per share data)

Net Sales	$2,372	$2,628	$7,116	$6,731

Operating expenses
Depreciation expenses	(332)	(332)	(997)	(1,056)
Selling, general and administrative expenses	(6,772)	(9,596)	(32,726)	(25,853)
Total Operating expenses	(7,104)	(9,928)	(33,723)	(26,909)

Loss from operations	(4,732)	(7,300)	(26,607)	(20,178)

Non-operating income (expense)
Interest income	—	—	—	—
Loss on disposal of property and equipment	—	—	—	—

Profit/(loss) before income tax and minority interests	(4,732)	(7,300)	(26,607)	(20,178)
Provision for income taxes	—	—	—	—
Minority interests	—	—	—	—
Net income/(loss)	(4,732)	(7,300)	(26,607)	(20,178)

Earnings (loss) per share
Basic	(0.00)	cents	(0.00)	Cents

3-MONTH ENDED MARCH 31, 2010 COMPARED TO 3-MONTH ENDED MARCH 31, 2009.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses.  However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended March 31, 2010, Asia Document Transition, Inc. generated revenue in the amount of $2,372, as compared to $2,372 for the same corresponding period in year 2009, the revenue remained unchanged.  During the quarter ended March 31, 2010, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260, which remained the same for the corresponding period in year 2009.  In addition, the existing clients are being charged in a similar manner because of the current economic situation.

DEPRECIATION EXPENSES

Depreciation expenses for the 3-month period ended March 31, 2010 amounted to $332, as compared to $332 for the same corresponding period in year 2009, depreciation expenses remained unchanged.  The composition of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended March 31, 2010, selling, general and administrative expenses were $6,772, compared to $9,596 for the same corresponding period in year 2009, a decrease of $2,824 or 29.4%.  This decrease was primarily the result of less professional fees being paid for the 3-month period ended March 31, 2010 for the preparation of periodically reports.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended March 31, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was $4,732 for the reporting 3-month period ended March 31, 2010, as compared to $7,300 for the same corresponding period in year 2009, a decrease of $2,568 or 35.2%.  The decrease was primarily the result of the decrease of SG&A expenses mentioned above.

9-MONTH ENDED MARCH 31, 2010 COMPARED TO 9-MONTH ENDED MARCH 31, 2009.

OPERATING REVENUE

For the 9-month period ended March 31, 2010, Asia Document Transition, Inc. generated revenue in the amount of $7,116, as compared to $6,731 for the same corresponding period in year 2009, an increase of $385 or 5.7%.  The increase was primarily the result of an average 3 client per month during the nine-month period ended March 31, 2010, as compared to an average of approximate 2.5 clients per month the same corresponding period in year 2009.  During the 9-month period ended March 31, 2009, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260, versus an average of approximate 2.5 clients for the same corresponding period in year 2009.  In addition, the existing clients are being charged the same because of the current economic situation.

DEPRECIATION EXPENSE

Depreciation expense for the 9-month period ended March 31, 2010 amounted to $997, as compared to $1,056 for the same corresponding period in year 2009, a decrease of $59 or 5.6%.  The decrease was primarily the result of discontinuation of one amortized item during the reporting period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 9-month period ended March 31, 2010, selling, general and administrative expenses were $32,726, compared to $25,853 for the same corresponding period in year 2009, an increase of $6,873 or 26.6%.  This increase was primarily the result of yearend additional professional fees paid which were accounted for previous year in relation to the Company’s preparation and filing of the yearend report, Form 10K.

INTEREST INCOME

Interest income was none for the reporting 9-month period ended March 31, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was approximately $26,607 for the reporting 9-month period ended March 31, 2010, as compared to $20,178 for the same corresponding period in year 2009, an increase of $6,429 or 31.9%.  The increase in net loss was primarily due to the additional SG&A expenses for professional services incurred during previous year, but paid during the report period mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, cash and cash equivalents totaled $2,552.  This cash position was the result of a result of net cash provided by financing activities in the amount of $24,771, offsetting by net cash used in operating activities in the amount of $23,892.  The cash increase in financing activities was the result of additional loans from related party.  The net cash used by operating activities was mainly the result of additional professional fees in relation to our preparation and filings of previous yearend report.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

ASIA DOCUMENT TRANSITION, INC.

Date: April 29, 2010	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.