Form 10-K
period 2010-06-30
Asia Document Transition, Inc.
filed 2010-09-29
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2010

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   The aggregate market value cannot be calculated as there does not exist any market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000 shares of common stock as of September 1, 2010.

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

Employees

As of June 30, 2010, the Company had one part-time employee.

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

In their report dated September 22, 2010, our independent auditors stated that our financial statements for the period ended June 30, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

We have no profitable operating history and May Never Achieve Profitability

The Company commenced operations in 2006 and to date has operated on a relatively small scale. Through June 30, 2010, the Company has an accumulated deficit of $158,957 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership

Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to July 1, 2010. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value per share, of which, as of June 30, 2010, 25,000,000 shares of common stock were issued and outstanding. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

We have our corporate headquarters at 15D, Eton Building, 288 Des Voeux Road, Central Hong Kong, in the commercial center of Hong Kong. We lease these facilities, which are approximately 100 square meters, under an operating lease commencing April 16, 2010 and expiring April 15, 2012. Pursuant to the lease, we are obligated to pay monthly rent of approximately $1,823 as well as a management fee of approximately $253.

ITEM 3.    LEGAL PROCEEDINGS

As of June 30, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 2010, and no meeting of shareholders was held.

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

Holders

As of September 1, 2010, we have issued an aggregate of 25,000,000 shares of our common stock to approximately 300 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  125,000 shares of the Company’s common stock were registered under a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on March 26, 2009.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of June 30, 2010, 18,850,000 of our 25,000,000 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended

	6/30/10	6/30/09
Revenues	$9,808	$8,205
Net Income (Loss)	$(31,469)	$(32,520)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	25,000,000	25,000,000
Stockholders’ Deficiency	$(133,956)	$(102,487)
Total Assets	$13,057	$13,694
Total Liabilities	$147,013	$116,180

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended June 30, 2010 and June 30, 2009. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	Year Ended	Year Ended
	Jun 30,	Jun 30,
	2010	2009

(In US$ thousands except per share data)
Net Sales	$9,808	$8,205

Operating expenses
Depreciation expenses	(1,329)	(1,388)
Selling, general and administrative expenses	(39,948)	(39,337)
Total Operating expenses	(41,277)	(40,725)

Loss from operations	(31,469)	(32,520)

Non-operating income (expense)
Interest income	-	-
Loss on disposal of property and equipment	-	-

Profit/(loss) before income tax	(31,469)	(32,520)
Provision for income taxes	—	—
Net income/(loss)	(31,469)	(32,520)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)

FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO YEAR ENDED JUNE 30, 2009.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses. However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the year ended June 30, 2010, Asia Document Transition, Inc. generated revenue in the amount of $9,808, compared to $8,205 for the same corresponding period in year 2009, an increase of $1,603 or 19.5%.  The increase was primarily the result of increased service revenue from existing clients during the twelve-month period ended June 2010. We had an average total of 3 clients in fiscal year 2010 (versus 3 clients in fiscal year 2009) whom we charged between $250 and $550 per month per client on a case-by-case basis for both fiscal years 2010 and 2009. As a result thereof, the change in revenues from 2009 to 2010 was almost entirely due to changes in the volume of services rather than changes in pricing.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $1,329, compared to $1,388 for the same corresponding period in year 2010, a decrease of $59 or 4.3%. This decrease was the result of less depreciation recorded from the Company’s property and equipment. These expenses were related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the twelve-month period ended June 30, 2010, selling, general and administrative expenses were $39,948, compared to $39,337 for the same corresponding period in year 2009, an increase of $611 or 1.6%. This increase was primarily related to the increase in professional fee, including audit fee and edgarizing fee for the reporting period.

LOSS ON DISPOSAL

For the period ended June 30, 2010, there was no loss on disposal was being recorded.

INTEREST INCOME

There was no interest income for the reporting period ended June 30, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was approximately $31,469 for the reporting period ended June 30, 2010, compared to $32,520 for the same corresponding period in year 2009, a decrease of $1,050 or 3.2%. The loss was the result of the overhead expenses exceeding our revenue generated to maintain a physical office as well as to provide sufficient space for clients.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents totaled $4,036. This cash position was the result of net cash provided by financing activities in the amount of $30,832, offsetting by net cash used in operating activities in the amount of $28,469. The cash increase in financing activities was the result of additional loans from related party. The net cash used by operating activities was mainly the result of increase overheads expenses to maintain Company office and spaces to provide services for clients as well as additional professional fees in relation to our preparation and filings of a registration statement.

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

Lease Obligation

We have our corporate headquarters at 15D, Eton Building, 288 Des Voeux Road, Central Hong Kong, in the commercial center of Hong Kong. We lease these facilities, which are approximately 100 square meters, under an operating lease commencing April 16, 2010 and expiring April 15, 2012.

Pursuant to the lease, we are obligated to pay monthly rent of approximately $1,823 as well as a management fee of approximately $253.

Minimum lease commitments per calendar year at June 30, 2010 are summarized as follows:

Year Ending June 30,	Amount

2011	24,912
2012	9,342
2013	—
Thereafter	—
$34,254

Rent expense charged to operations under this operating lease aggregated $23,850 for the year ended June 30, 2010.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended June 30, 2010, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The Company has suffered net losses and as of June 30, 2010, its total liabilities exceeded its total assets by $133,956. We had an accumulated deficit of $158,956 incurred through such date and recorded a loss of $31,469 for the fiscal year ended June 30, 2010. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will be able to continue operations. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations. Based upon our operating budgets, we believe that these additional infusions of cash will enable us to fund our operations through December 31, 2010. We will need to raise additional investment capital to fund our operations beyond that date and until we can operate on a cash flow positive basis. There is no guarantee that we will be able to obtain such additional funding or that any funding will be offered on terms and conditions which are acceptable to us.

Off-Balance Sheet Arrangements

As of the end of fiscal 2010, we had no off-balance sheet arrangements, other than operating leases reported above under “Lease Obligation”.

Inflation and Seasonality

Our business and operating results are not affected in any material way by inflation or seasonality.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended June 30, 2010 and 2009 and the reports thereon of Paritz & Co., P.A.

ASIA DOCUMENT TRANSITION, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at June 30, 2010 and June 30, 2009	F-2

Statement of Operations for the years ended June 30, 2010 and June 30, 2009 and for the period from Inception (April 13, 2006) to June 30, 2010	F-3

Statement of Stockholders' Deficiency as of June 30, 2010	F-4

Statement of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from Inception (April 13, 2006) to June 30, 2010	F-5

Notes to Financial Statements for period ended June 30, 2010	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Asia Document Transition, Inc.:

We have audited the accompanying balance sheet of Asia Document Transition, Inc. as of June 30, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Document Transition, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at June 30, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
September 22, 2010

ASIA DOCUMENT TRANSITION, INC.
Consolidated Balance Sheets
(A Development Stage Company)

	June 30, 2010	June 30, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,036	$1,673
Account receivables	—	—
Prepaid expenses	—	1,975

Total Current Assets	4,036	3,648

PROPERTY AND EQUIPMENT, net	2,625	3,954

OTHER ASSETS
Deposits	6,396	6,092

TOTAL ASSETS	$13,057	$13,694

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$—	$—
Other payable	256	256
Related party notes payables	146,757	115,924

Total Current Liabilities	147,013	116,180

NON-CURRENT LIABILITIES	—	—

TOTAL LIABILITIES	147,013	116,180

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital
Deficit accumulated during the development stage	(158,956)	(127,487)

Total Stockholders' Deficiency	(133,956)	(102,487)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$13,057	$13,694

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
Consolidated Statements of Operations
(A Development Stage Company)

	For the year ended June 30, 2010	For the year ended June 30, 2009	From Inception April 13, 2006 to June 30, 2010 (Cumulative)

SALES	$9,808	$8,205	$59,337

COST OF SALES	—	—	$500
Gross Profit:	$9,808	$8,205	$58,837

EXPENSES
Depreciation Expenses	$1,329	$1,388	$10,995
Selling, General and Administrative Expenses	39,948	39,337	$174,159
Total Expenses	41,277	40,725	185,154

LOSS FROM OPERATIONS	(31,469)	(32,520)	(126,317)

OTHER INCOME (EXPENSES)
Interest income	—	—	$1
Loss on disposal of property and equipment	—	—	$(7,640)
Write off of goodwill			(25,000)
Provision for Income Taxes	-	-	-
Net Loss	(31,469)	(32,520)	(158,956)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)

	Common Shares	Par Value	Additional Paid-in Capital (Deficit)	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)

Balance, April 13, 2006 (inception)	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share on April 13, 2006	125,000	125	875	(1,000)	-

Common stock issued for services at $0.001 per share on April 17, 2006	375,000	375	2,625	(3,000)	-

Eliminate negative paid in capital			(3,500)	3,500	-

Common stock issued for acquisition of Vast Opportunity, Ltd. On April 26, 2006	24,500,000	24,500	-	(24,500)	-

Net loss from inception through June 30, 2006	-	-	-	(4,874)	(4,874)

Balance, June 30, 2006	25,000,000	25,000	-)	(29,874)	(4,874)

Net loss for the year ended June 30, 2007	-	-	-	(32,348)	(32,348)

Balance, June 30, 2007	25,000,000	25,000	-	(62,222)	(37,222)

Net loss for the year ended June 30, 2008	-	-	-	(32,745)	(32,745)

Balance, June 30, 2008	25,000,000	25,000	-	(94,967)	(69,967)

Net loss for the year ended June 30, 2009	-	-	-	(32,520)	(32,520)

Balance, June 30, 2009	25,000,000	25,000	-	(127,487)	(102,487)

Net loss for the year ended June 30, 2010	-	-	-	(31,469)	(31,469)

Balance, June 30, 2010	25,000,000	25,000	-	(158,956)	(133,956)

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	For the year ended June 30, 2010	For the year ended June 30, 2009	April 13, 2006 (inception) to June 30, 2010

OPERATING ACTIVITIES
Net Loss	$(31,469)	$(32,520)	$(158,956)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	—	—	—
Loss on disposal of property and equipment	—	—	7,640
Depreciation	1,329	1,388	10,995
Write-off of goodwill			25,000
Change in operating assets and liabilities
Account receivables	1,671	1,602	—
Prepaid expenses and deposits	—	—	(12,845)
Other payables	—	—	256
Net Cash Used in Operating Activities	$(28,469)	$(29,530)	$(127,910)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	—	—	(48,144)
Disposal of property and equipment	—	—	33,334

Net Cash provided by (used in) Investing activities	$—	$—	$(14,810)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from (repayment to) related parties	30,832	29,683	146,756
Net Cash provided by (used in) Financing Activities	$30,832	$29,683	$146,756

NET INCREASE (DECREASE) IN CASH	2,363	153	4,036

CASH AT BEGINNING OF PERIOD	1,673	1,519	-

CASH AT END OF PERIOD	$4,036	$1,673	$4,036

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest expense	$-	$-	$-
Income Taxes	-	-	-
Non Cash Financing Activities:
Common stock issued for subsidiary	-	-	-

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

E.     Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at June 30, 2010 are comprised as follows:

Office and computer equipment	$44,140
Furniture and Fixtures	1,397
Leasehold improvement	2,716
Depreciation	(45,628)

Net Property and Equipment	$2,625

Depreciation of $1,329 had been accounted for during the year ended June 30, 2010.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or Gains and Losses resulting from foreign currency translations to report for the period commencing with inception and ending June 30, 2010.

G. Related Party Notes Payable

Notes Payable consists of $146,756 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:
June 30,
2010.
Income tax expense at statutory rate	$(10,700)
Valuation allowance	10,700

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

June 30,
2010
NOL Carryover	$53,000
Valuation allowance	(53,000)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $133,957 as of June 30, 2010 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
JUNE 30, 2010

NOTE 5.   TRANSACTIONS WITH RELATED PARTY

On April 26, 2006, Bernard Chan, the Company’s sole Officer and Director, received 18,850,000 common shares of the Company in connection with the Company’s acquisition of Vast Opportunity, Ltd.

As of June 30, 2010, the Company is indebted to Bernard Chan in the amount of $146,756 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans bear no interest and are due and payable by the Company upon demand.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified in FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but impacted its financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

In August 2009, the FASB issued an updated Accounting Standards Update ("ASU") regarding fair value measurements and disclosures. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in the pronouncements were effective for the Company’s first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB authoritative guidance regarding “Improving Disclosures about Fair Value Measurements”. The guidance provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. It is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB amended certain authoritative guidance on Amendments to Certain Recognition and Disclosure Requirements for Subsequent Events. The guidance addresses both the interaction of the requirements of Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events, potentially changing reporting by both private and public entities depending on the facts and circumstances surrounding the nature of the change. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS (CON’T)

In April 2010, the FASB issued authoritative guidance on Stock Compensation and its Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The guidance provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$142,977 as of June 30, 2010 and a net loss of $31,470 and $32,520 for the year ended June 30, 2010 and 2009 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8.  COMMITMENTS

The Company leases its facilities  under an operating  lease  commencing April 16, 2010 and expiring April 15, 2012.

Pursuant to the lease, the Company is obligated to pay monthly rent of approximately $1,823 as well as a management fee of $253.

The following is a summary of future minimum lease payments under operating leases as of June 30, 2010. Rental expense was $23,850 for the year ended June 30, 2010.

Twelve months ending June 30,

$

2011	24,912

24,912

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

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

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and our Chief Accounting Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting as of December 31, 2009 was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Directors and Executive Officers	Position/Title	Age
Bernard Chan	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole Director	46

Bernard Chan, (46).  Mr. Chan has served as our CEO, CFO, President, Secretary, Principal Financial Officer, Treasurer and Director since May 10, 2006.  From July 1, 2006 to the December 31, 2006, Mr. Chan has served as Chief Financial officer of Asia Payment Systems, Inc., a publicly traded Asia focus corporation, which provides processing services for payment cards and loyalty cards.  From April 2003 to February 2006, Mr. Chan served as Chief Financial Officer of China World Trade Corp, a publicly traded China based corporation, which provides travel related services and value added business services as well as operating business centers and clubs throughout the major cities of China.  From April 2004 to the Present, Mr. Chan is a Registered Investment Advisor, registered with the Securities and Futures Commission of Hong Kong, under the laws of Hong Kong Special Administrative Region. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, from the University of Hawaii.

Mr. Chan currently devotes approximately 10 hours per week to the business of Asia Document Transition, Inc.

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

Board of Directors and Corporate Governance

Our board of directors consists of one member, and the board held no formal meetings in fiscal year 2010.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernard Chan	2007	0	0	0	0	0	0	0	0
CEO, President, Secretary	2008	0	0	0	0	0	0	0	0
And Director	2009	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended June 30, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of September 1, 2010 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Bernard Chan 15D, Eton Building 288 Des Voeux Road Central Hong Kong	18,850,000	75.40%

(1)
In determining beneficial ownership of our common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants and options which may be acquired within 60 days. In determining the percent of common stock owned by a person or entity on September 1, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options, and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 1, 2010 (25,000,000 shares of common stock), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
In addition, in determining the percent of common stock owned by a person or entity on September 1, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on September 1, 2010, (25,000,000 shares of common stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

As of June 30, 2010, the Company is indebted to Bernard Chan in the amount of $146,756 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, Vast Opportunity Limited. These loans bear no interest and are due and payable by the Company upon demand.

Director Independence

The Board of Directors is currently composed of only 1 member, Mr. Chan. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2010 and June 30, 2009 and review our interim financial statements for the first, second and third quarters of 2010 will be approximately $7,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended June 30, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended June 30, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of June 30, 2010 and 2009

•	Statements of Operations for the years ended June 30, 2010 and 2009 and for the period from inception (April 13, 2006) to June 30, 2010

•	Statements of Changes in Stockholders’ Equity as of June 30, 2010

•	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from inception (April 13, 2006) to June 30, 2010

•	Notes to Financial Statements for the period ended June 30, 2010

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

23.1.	Consent of Paritz & Co. regarding audited financial statements for the periods ending June 30, 2010 and June 30, 2009

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Document Transition, Inc.
(Registrant)

By
/s/ Bernard Chan

Bernard Chan
Chief Executive Officer, Chief Financial
Officer, Principal Executive Officer,
Principal Accounting Officer, President,
Secretary, treasurer and sole Director

Date
September 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Bernard Chan

Bernard Chan
Sole Director

Date
September 29, 2010

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit

23.1.	Consent of Paritz & Co. regarding audited financial statements for the periods ending June 30, 2010 and June 30, 2009

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.