Form 10-Q
period 2010-09-30
Asia Document Transition, Inc.
filed 2010-11-12
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2010

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

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of October 30, 2010.

PART I         FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of September 30, 2009	As of June 30, 2010
	(Unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,781	$4,036
Prepaid expenses	-	-

Total Current Assets	1,781	4,036

PROPERTY AND EQUIPMENT, net	2,292	2,624

OTHER ASSETS
Deposits	6,396	6,396

TOTAL ASSETS	10,469	13,056

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Other payable	-	256
Related party notes payables	153,337	146,756

Total Current Liabilities	153,337	147,012

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	153,337	147,012

STOCKHOLDERS' DEFIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Deficit accumulated during the development stage	(167,868)	(158,957)

Total Stockholders' Deficiency	(142,868)	(133,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,469	$13,056

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	For the 3- month period ended September 30,2010	For the 3-month period ended September 30,2009	From Inception April 13, 2006 to September 30, 2010 (Cumulative)

SALES	$2.372	$2,372	$61,709

COST OF SALES	-	-	500
Gross Profit:	$2,372	$2,372	$61,209

EXPENSES
Depreciation expenses	$332	$332	$11,327
Selling, general and administrative expenses	10,951	7,488	185,110
Total Expenses	11,284	7,820	196,438

LOSS FROM OPERATIONS	(8,912)	(5,449)	(135,229)

OTHER INCOME (EXPENSES)
Interest expense	-	-	1
Loss on disposal of property and equipment	-	-	(7,640)
Write-off of goodwill	-	-	(25,000)
Provision for income taxes	-	-	-

Net Loss	(8,912)	(5,449)	(167,868)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the 3- month period ended September 30,2010	For the 3- month period ended September 30,2009	April 13, 2006 (inception) to September 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(8,912)	$(5,449)	$(167,869)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease (increase) in accounts receivable	—	-	-
Loss on disposal of property and equipment			7,460
Depreciation Expense	333	333	11,329
Write-off of goodwill	-	-	25,000
Increase in Pre-payment and deposit	-	-	(12,845)
Increase in other payables	(256)	-	-
Net Cash provided by (used in) Operating Activities	$(8,836)	$(5,116)	$(136,745)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	33,333

Net Cash provided by (used in) Investing activities	$-	$-	$(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	6,581	$5,353	153,337
Net Cash provided by (used in) Financing Activities	$6,581	$5,353	$153,337

NET INCREASE (DECREASE) IN CASH	(2,255)	237	1,781

Cash beginning of period	4,036	1,673	-

Cash end of period	$1,781	$1,910	$1,781

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

E. Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:
Fixed assets at September 30, 2010 are comprised as follows:

Office and computer equipment	$44,140
Furniture and Fixtures	1,397
Leasehold improvement	2,716
Accumulated Depreciation	(45,961)
Net Property and Equipment	$2,292

Depreciation of $332 had been accounted for during the quarter ended September 30, 2010.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending September 30, 2010.

G. Related Party Notes Payable

Notes Payable consists of $153,337 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

	September 30,
	2010
Income tax expense at statutory rate	$(10,700)
Valuation allowance	(10,700)

Income tax expense per books	$-0	-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	September 30,
	2010
NOL Carryover	$53,000
Valuation allowance	(53,000)

Net deferred tax asset	$-0	-

The Company has a net operating loss carryover of $135,229 as of September 30, 2010 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 3. COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended September 30, 2010.

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

As of September 30, 2010, the Company is indebted to Bernard Chan in the amount of $153,337 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, The Company has a negative net working capital of US$151,556 as of September 30, 2010 and a net loss of $8,912 and $5,449 for the quarters ended September 30, 2010 and 2009 respectively. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The following is a summary of future minimum lease payments under operating leases as of September 30, 2010. Rental expense was $23,850 for the period ended September 30, 2010.

Twelve months ending June 30,

2011	$24,912

24,912

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month ended September 30, 2010 and September 30, 2009. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended	3-month Ended
	September 30,	September 30,
(In US$ thousands except per share data)	2010	2009

Net Sales	$2,372	$2,372

Operating expenses
Depreciation expenses	(332)	(332)
Selling, general and administrative expenses	(10,951)	(7,488)
Total Operating expenses	(11,284)	(5,449)

Loss from operations	(8,912)	(5,449)

Non-operating income (expense)
Interest income	—	—
Loss on disposal of property and equipment	—	—

Profit/(loss) before income tax and minority interests	(8,912)	(5,449)
Provision for income taxes	—	—
Minority interests	—	—
Net income/(loss)	(8,912)	(5,449)

Earnings (loss) per share
Basic	(0.00)	(0.00)

3-MONTH ENDED SEPTEMBER 30, 2010 COMPARED TO 3-MONTH ENDED SEPTEMBER 30, 2009.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses. However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended September 30, 2010, Asia Document Transition, Inc. generated revenue in the amount of $2,372, which is the same for the corresponding period in year 2009. During the quarter ended September 30, 2010, we provided our virtual office services for an average of 3 clients.

DEPRECIATION EXPENSE

Depreciation expenses for the 3-month period ended September 30, 2010 amounted to $332, which is the same for the corresponding period in year 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended September 30, 2010, selling, general and administrative expenses were $10,951, as compared to $7,488 for the same corresponding period in year 2009, an increase of $3,463 or 46.2%. This increase was primarily the audit fee being paid in this reporting period for the preceding yearend audit work.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended September 30, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was approximately $8,912 for the reporting 3-month period ended September 30, 2010, as compared to $5,449 for the same corresponding period in year 2009, an increase of $3,463 or 63.6%. The increase was primary the result of a combination of the increase of selling, general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents totaled $1,781. This cash position was the result of a result of net cash provided by financing activities in the amount of $6,581 and the cash balance from preceding period in the amount of $4,036, offsetting by net cash used in operating activities in the amount of $8,836. The cash increase in financing activities was the result of additional loans from a related party. The net cash used by operating activities was mainly the result of increase overheads expenses to maintain Company office and spaces to provide services for clients.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(8,912) for the three months ended September 30, 2010, and a working capital deficiency of $151,556 at September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                      (REMOVED AND RESERVED)

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

ASIA DOCUMENT TRANSITION, INC.

Date: November 12, 2010	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.