Form 10-Q
period 2010-12-31
Asia Document Transition, Inc.
filed 2011-02-14
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2010

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

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of January 31, 2011.

TABLE OF CONTENTS
_________________

PART I              FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of December 31, 2010	As of June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,617	$4,036
Prepaid expenses	2,076	-

Total Current Assets	3,693	4,036

PROPERTY AND EQUIPMENT, net	1,960	2,624

OTHER ASSETS
Deposits	6,396	6,396

TOTAL ASSETS	12,049	13,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,500	$-
Other payable	-	256
Related party notes payables	160,595	146,756

Total Current Liabilities	163,095	147,013

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	163,095	116,181

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	2,007	-
Deficit accumulated during the development stage	(178,053)	(158,957)

Total Stockholders' Deficit	(151,046)	(133,957)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,049	$13,056

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

					From Inception April 13, 3006 to
	Three months ended December 31,		Six months ended December 31,		December 31, 2010
	2010	2009	2010	2009	(Cumulative)

SALES	$2,372	$2,372	$4,744	$4,744	$64,081

COST OF SALES	—	—	—	—	(500)
Gross Profit:	$2,372	$2,372	$4,744	$4,744	$63,581

EXPENSES
Depreciation expenses	$333	$333	$666	$666	$11,662
Selling, general and administrative expenses	10,217	18,466	21,168	25,953	195,326
Total Expenses	10,550	18,799	21,834	26,619	206,988

LOSS FROM OPERATIONS	(8,178)	(16,427)	(17,090)	(21,875)	(143,407)

OTHER INCOME (EXPENSES)

Interest expense	(2,007)	—	(2,007)	—	(2,007)
Loss on disposal of property and equipment	—	—	—	—	(7,640)
Write-off of goodwill	—	—	—	—	(25,000)
Provision for income taxes	—	—	—	—	—

Net Loss	$(10,185)	$(16,427)	$(19,097)	$(21,875)	(178,054)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)

	For the six-month period ended		April 13, 2006 (inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(19,097)	$(21,875)	$(178,054)
Interest accrued on related party notes payable	2,007	-	2,007
Loss on disposal of property and equipment	-	-	7,640
Depreciation Expense	666	666	11,662
Write-off of goodwill	-	-	25,000
Increase in Pre-payment and deposit	(2,076)	1,975	(14,923)
Increase in Accrued Expenses	2,500	-	2,500
Decrease in other payables	(256)	-	-
Net Cash provided by (used in) Operating Activities	$(16,256)	$(19,235)	$(144,168)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	33,333

Net Cash provided by (used in) Investing activities	$-	$-	$(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	13,837	20,142	160,596
Net Cash provided by (used in) Financing Activities	$13,837	$20,142	$160,596

NET INCREASE (DECREASE) IN CASH	(2,419)	907	1,617

Cash beginning of period	4,036	1,673	-
Cash end of period	$1,617	$2,580	$1,617

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

Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2010, as reported the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, have been omitted.
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

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at December 31, 2010 are comprised as follows:

Office and computer equipment	$44,140
Furniture and Fixtures	1,397
Leasehold improvement	2,716
Accumulated Depreciation	(46,293)
Net Property and Equipment	$1,960

Depreciation of $333 had been accounted for during the quarter ended December 31, 2010.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending December 31, 2010.

G. Related Party Notes Payable

Notes Payable consists of $160,595 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear interest at a rate of 5% per annum, are unsecured and due and payable upon demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

December 31,
2010
Income tax expense at statutory rate	$4,900
Valuation allowance	(4,900)

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

December 30,
2010
NOL Carryover	$59,006
Valuation allowance	(59,006)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of $173,547 as of December 31, 2010 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 3.   COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended December 31, 2010.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5.   TRANSACTIONS WITH RELATED PARTY

As of December 30, 2010, the Company is indebted to Bernard Chan in the amount of $160,595 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear interest at a rate of 5% per annum and are due and payable by the Company upon demand.  Interest paid year-to-date to the officer and shareholder of the Company was $-0- at December 31, 2010.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$159,402 as of December 31, 2010 and a net loss of $8,178 and $16,427 for the quarters ended December 31, 2010 and 2009 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month periods ended December 31, 2010 and December 31, 2009, as well as the 6-month periods ended December 31, 2010 and December 31, 2009.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended		6-month Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

(In US$ except per share data)

Net Sales	$2,372	$2,372	$4,744	$4,744

Operating expenses
Depreciation expenses	(333)	(333)	(666)	(666)
Selling, general and administrative expenses	(10,217)	(18,466)	(21,168)	(25,953)
Total Operating expenses	(10,550)	(18,799)	(21,834)	(26,619)

Loss from operations	(8,178)	(16,427)	(17,090)	(21,875)

Non-operating income (expense)
Interest expense	(2,007)	—	(2,007)	—
Loss on disposal of property and equipment	—	—	—	—

Profit/(loss) before income tax and minority interests	(10,185)	(16,427)	(19,097)	(21,875)
Provision for income taxes	—	—	—	—
Minority interests	—	—	—	—
Net income/(loss)	(10,185)	(16,427)	(19,097)	(21,875)

Earnings (loss) per share
Basic	(0.00)	(0.00)	(0.00)	(0.00)

3 MONTHS ENDED DECEMBER 31, 2010 COMPARED TO 3 MONTHS ENDED DECEMBER 31, 2009.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses.  However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended December 31, 2010, Asia Document Transition, Inc. generated revenue in the amount of $2,372, as compared to $2,372 for the same corresponding period in year 2009, the revenue remained unchanged.  During the quarter ended December 31, 2010, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260, which remained the same for the corresponding period in year 2009.  In addition, the existing clients are being charged in a similar manner.

DEPRECIATION EXPENSES

Depreciation expenses for the 3-month period ended December 31, 2010 amounted to $333, as compared to $333 for the same corresponding period in year 2009, it remained unchanged.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended December 31, 2010, selling, general and administrative expenses were $10,217, compared to $18,466 for the same corresponding period in year 2009, a decrease of $8,249 or 44.7%.  This decrease was primarily the result of lower and less professional fees being paid due to the management’s effort to trim costs.

INTEREST INCOME/EXPENSE

Interest income was none for the reporting 3-month period ended December 31, 2010, compared to none for the same corresponding period in year 2009. Interest expense was $2,007 for the reporting 3-month period ended December 31, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was $10,185 for the reporting 3-month period ended December 31, 2010, as compared to the net loss of $16,427 for the same corresponding period in year 2009, a decrease of $6,242 or 38%.  The decrease was primarily the result of the decrease of SG&A expenses mentioned above.

6 MONTHS ENDED DECEMBER 31, 2010 COMPARED TO 6 MONTHS ENDED DECEMBER 31, 2009.

OPERATING REVENUE

For the 6-month period ended December 31, 2010, Asia Document Transition, Inc. generated revenue in the amount of $4,744, as compared to $4,744 for the same corresponding period in year 2008, it remained the same.  During the 6-month period ended December 31, 2010, we provided our virtual office services for an average of 3 clients with an average monthly fee earned per client in the amount of approximately US$260.  In addition, the existing clients are being charged the same as that of the year 2009.

DEPRECIATION EXPENSES

Depreciation expenses for the 6-month period ended December 31, 2010 amounted to $666, as compared to $666 for the same corresponding period in year 2009, it remained the same.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 6-month period ended December 31, 2010, selling, general and administrative expenses were $21,168, compared to $25,953 for the same corresponding period in year 2009, a decrease of $4,785 or 18.4%.  This decrease was primarily the result of lower and less professional fees being paid due to the management’s effort to trim costs.

INTEREST INCOME/EXPENSE

Interest income was none for the reporting 6-month period ended December 31, 2010, compared to none for the same corresponding period in year 2009. Interest expense was $2,007 for the reporting 6-month period ended December 31, 2010, compared to none for the same corresponding period in year 2009.

NET LOSS

Net loss was approximately $19,097 for the reporting 6-month period ended December 31, 2010, as compared to $21,875 for the same corresponding period in year 2009, a decrease of $2,778 or 12.7%.  The decrease was primarily the result of the decrease of SG&A expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, cash and cash equivalents totaled $1,617.  This cash position was the result of a result of net cash provided by financing activities in the amount of $13,837, offsetting by net cash used in operating activities in the amount of $16,256.  The cash increase in financing activities was the result of additional loans from related party.  The net cash used by operating activities was mainly the result of professional fees and overheads for the maintenance of the office space.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(10,185) for the three months ended December 31, 2010, and a working capital deficiency of $151,046 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4.  INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ASIA DOCUMENT TRANSITION, INC.

Date: February 11, 2011	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.