Form 10-Q
period 2011-03-31
Asia Document Transition, Inc.
filed 2011-05-11
CIK 1384451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

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

Common Stock $.001 par value

There were 25,000,000 shares of common stock outstanding as of April 30, 2011.

PART I             FINANCIAL INFORMATION

Item 1—Financial Statements

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	As of March 31, 2011	As of June 30, 2010
	(Unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,576	$4,036
Prepaid expenses	-	-

Total Current Assets	1,576	4,036

PROPERTY AND EQUIPMENT, net	1,627	2,625

OTHER ASSETS
Deposits	6,396	6,396

TOTAL ASSETS	9,599	13,057

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,507	$-
Other payable	-	256
Related party notes payables	165,969	146,757

Total Current Liabilities	170,476	147,013

NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	170,476	147,013

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Deficit accumulated during the development stage	(185,877)	(158,956)

Total Stockholders' Equity (Deficit)	(160,877)	(133,956)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)	$9,599	$13,057

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
(unaudited)

					From Inception April 13, 2006 to
	Three months ended March 31,		Nine months ended March 31,		March 31, 2011
	2011	2010	2011	2010	(Cumulative)

SALES	$1,795	$2,372	$6,539	$7,116	$65,876

COST OF SALES	—	—	—	—	(500)
Gross Profit:	$1,795	$2,372	$6,539	$7,116	$65,376

EXPENSES
Depreciation expenses	$332	$332	$998	$997	$11,993
Selling, general and administrative expenses	9,287	6,772	30,455	23,726	204,614
Total Expenses	9,619	7,104	31,453	33,723	216,607

LOSS FROM OPERATIONS	(7,824)	(4,732)	(24,914)	(26,607)	(151,231)

OTHER INCOME (EXPENSES)

Interest expense	—	—	(2,007)	—	(2,006)
Loss on disposal of property and equipment	—	—	—	—	(7,640)
Write-off of goodwill	—	—	—	—	(25,000)
Provision for income taxes	—	—	—	—	—

Net Loss	$(7,824)	$(4,732)	$(26,921)	$(26,607)	(185,877)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	25,000,000	25,000,000	25,000,000	25,000,000

The accompanying notes are an integral part of the financial statements.

ASIA DOCUMENT TRANSITION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(A Development Stage Company)
(unaudited)

	For the 9-month period ended		April 13, 2006 (inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(26,921)	$(26,607)	$(185,877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease (increase) in account receivables	-	-	-
Loss on disposal of property and equipment	-	-	7,640
Depreciation Expense	998	998	11,993
Write-off of goodwill	-	-	25,000
Increase in Pre-payment and deposit	-	1,973	(12,845)
Decrease in other payables	4,251	(256)	4,507
Net Cash used in Operating Activities	$(21,672)	$(23,892)	$(149,582)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(48,144)
Disposal of property and equipment	-	-	33,334

Net Cash used in Investing activities	$-	$-	$(14,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayment to) related parties	19,212	24,771	165,968
Net Cash provided by Financing Activities	$19,212	$24,771	$165,968

NET INCREASE (DECREASE) IN CASH	(2,460)	879	1,576

Cash beginning of period	4,036	1,673	-
Cash end of period	$1,576	$2,552	$1,576

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

On April 26, 2006, the Company acquired all of the issued and outstanding shares of Vast Opportunity Limited, (VOL) a Hong Kong incorporated limited company, through the issuance of 24,500,000 common shares to the shareholders of VOL. VOL has been since its inception, a corporation with minimal operations.  As of the date of the acquisition, VOL had assets of $374 and total liabilities of $1,302.  The acquisition resulted in the shareholders of VOL becoming the controlling shareholders of the Company, accordingly the transaction was recorded as a recapitalization of VOL.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows  in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on September 22, 2010.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010 as reported in Form 10-K, have been omitted.

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

E.      Property and Equipment

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the 5 year expected useful life of the asset as follows:

Fixed assets at March 31, 2011 are comprised as follows:

Office and computer equipment	$44,140
Furniture and Fixtures	1,397
Leasehold improvement	2,716
Accumulated Depreciation	(46,626)
Net Property and Equipment	$1,627

Depreciation of $332 had been accounted for during the quarter ended March 31, 2011.

F. Foreign currency translation

Assets and liabilities of the Company whose functional currency is the Hong Kong dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations will be reported in other income. Gains and losses resulting from foreign currency transactions will be included the consolidated statements of operations. There are no exchange differences or gains and losses resulting from foreign currency translations to report for the period commencing with inception and ending March 31, 2011.

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. Related Party Notes Payable

Notes Payable consists of $165,969 in loans made by an officer and shareholder of the Company to the Company and its wholly owned subsidiary, VOL. These loans bear no interest, are unsecured and due and payable upon demand.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

March 31,
2011.
Income tax expense at statutory rate	$(2,660)
Valuation allowance	(2,660)

Income tax expense per books	$-0-

ASIA DOCUMENT TRANSITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

J.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

March 31,
2011.
NOL Carryover	$63,198
Valuation allowance	(63.198)

Net deferred tax asset	$-0-

The Company has a net operating loss carryover of  185,877 as of March 31, 2011 which expires in 2028. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 3.   COMMON STOCK TRANSACTIONS

The Company did not issue any shares of common stock during the reporting quarter ended March 31, 2011.

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

As of March 31, 2011, the Company is indebted to Bernard Chan in the amount of $165,969 for loans made by Bernard Chan to the Company and the Company’s wholly owned subsidiary, VOL. These loans are unsecured and bear no interest and are due and payable by the Company upon demand.

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$168,900 as of March 31, 2011 and a net loss of $7,824 and $4,732 for the quarters ended March 31, 2011 and 2010 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month periods ended March 31, 2011 and March 31, 2010, as well as the 9-month periods ended March 31, 2011 and March 31, 2010.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	3-month Ended		9-month Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

(In US$ except per share data)

Net Sales	$1,795	$2,372	$6,539	$7,116

Operating expenses
Depreciation expenses	(332)	(332)	(998)	(997)
Selling, general and administrative expenses	(9,287)	(6,772)	(30,454)	(23,726)
Total Operating expenses	(9,619)	(7,104)	(31,452)	(33,723)

Loss from operations	(7,824)	(4,732)	(24,913)	(26,607)

Non-operating income (expense)
Interest income	—	—	(2,007)	—
Loss on disposal of property and equipment	—	—	—	—

Profit/(loss) before income tax and minority interests	(7,824)	(4,732)	(26,921)	(26,607)
Provision for income taxes	—	—	—	—
Minority interests	—	—	—	—
Net income/(loss)	(7,824)	(4,732)	(26,921)	(26,607)

Earnings (loss) per share
Basic	(0.00)	(0.00)	(0.00)	(0.00)

3 MONTHS ENDED MARCH 31, 2011 COMPARED TO 3 MONTHS ENDED DECEMBER 31, 2010.

OPERATING REVENUE

Since commencing operations in April 2006, we have been engaged to providing Edgarizing and Virtual Office businesses.  However, due mainly to the inefficient minimal scale of operating the Edgarizing business, we temporarily ceased its operation and continue only the operation of Virtual Office.

For the 3-month period ended March 31, 2011, Asia Document Transition, Inc. generated revenue in the amount of $1,795, as compared to $2,372 for the same corresponding period in year 2010, a decrease of $577 or 24.3%.  The decrease is mainly the result of a client only consumed our facility for one month during the reporting quarter versus 3 months for the same quarter last year.  During the quarter ended March 31, 2011, we provided our virtual office services for an average of 2.3 clients with an average monthly fee earned per client in the amount of approximately US$260.  In addition, the existing clients are being charged in a similar manner.

DEPRECIATION EXPENSE

Depreciation expenses for the 3-month period ended March 31, 2011 amounted to $332, as compared to $332 for the same corresponding period in year 2010, it remained unchanged.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 3-month period ended March 31, 2011, selling, general and administrative expenses were $9,287 compared to $6,772 for the same corresponding period in year 2010, an increase of $2,515 or 37.1%.  This increase was primarily the result of auditor’s fee for 10Q-review being accrued and Edgarizing fee being paid for the reporting quarter.

INTEREST INCOME

Interest income was none for the reporting 3-month period ended March 31, 2011, compared to none for the same corresponding period in year 2010.

NET LOSS

Net loss was $7,824 for the reporting 3-month period ended March 31, 2011, as compared to the net loss of $4,732 for the same corresponding period in year 2010, an increase of $3,092 or 65.3%.  The increase was primarily the result of the increase of SG&A expenses mentioned above.

9 MONTHS ENDED MARCH 31, 2011 COMPARED TO 9 MONTHS ENDED MARCH 31, 2010.

OPERATING REVENUE

For the 9-month period ended March 31, 2011, Asia Document Transition, Inc. generated revenue in the amount of $6,539, as compared to $7,116 for the same corresponding period in year 2010, a decrease of $577 of 8.1%.  The decrease is mainly the result of a client only consumed our facility for one month during the reporting quarter versus 3 months for the same quarter last year.  During the 9-month period ended March 31, 2011, we provided our virtual office services for an average of 2.8 clients with an average monthly fee earned per client in the amount of approximately US$260.

DEPRECIATION EXPENSE

Depreciation expenses for the 9-month period ended March 31, 2011 amounted to $998, as compared to $998 for the same corresponding period in year 2010, it remained the same.  The remaining of these expenses was related to the depreciation charged on office equipments and computers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the 9-month period ended March 31, 2011, selling, general and administrative expenses were $30,455, compared to $23,726 for the same corresponding period in year 2010, an increase of $6,729 or 2.8%.

INTEREST INCOME

Interest income was none for the reporting 9-month period ended March 31, 2011, compared to none for the same corresponding period in year 2010.

NET LOSS

Net loss was approximately $26,921 for the reporting 9-month period ended March, 2011, as compared to $26,607 for the same corresponding period in year 2010, an increase of $314 or 1.2%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, cash and cash equivalents totaled $1,576.  This cash position was the result of a result of net cash provided by financing activities in the amount of $19,212, offsetting by net cash used in operating activities in the amount of $21,672.  The cash increase in financing activities was the result of additional loans from related party.  The net cash used by operating activities was mainly the result of professional fees and overheads for the maintenance of the office space.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated only nominal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(7,824) for the three months ended March 31, 2011, and a working capital deficiency of $168,900 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4.  INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

ASIA DOCUMENT TRANSITION, INC.

Date: May 10, 2011	By:	/s/ Bernard Chan
Bernard Chan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.